Form 10-Q
period 1998-10-31
IRON AGE CORP
filed 1998-12-11
CIK 1061792

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


(Mark One)

         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended:     October 31, 1998
                                            ---------------------------
                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
  For the transition period from:               to
                                 ---------------  ---------------

                     Commission file number:     333-57011
                                            -------------------

                             Iron Age Corporation
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                     Delaware                         25-1376723
          -----------------------------        ----------------------
           (State or other jurisdiction            (I.R.S. Employer
          incorporation or organization)       Identification Number)

       Robinson Plaza Three, Suite 400, Pittsburgh, Pennsylvania  15205
--------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (412) 787-4100
            -------------------------------------------------------
              (Registrants telephone number, including area code)

                                Not Applicable.
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [x]   No [ ]

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

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The following financial statements are presented herein:

         Condensed Consolidated Balance Sheets as of October 31, 1998 and January 31, 1998

         Condensed Consolidated Statements of Income for the three months and nine months ended October 31, 1998 and October 25, 1997

         Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 1998 and October 25, 1997

         Notes to Condensed Consolidated Financial Statements

                             Iron Age Corporation
                     Condensed Consolidated Balance Sheets

                                              October 31              January 31
                                                 1998                    1998
                                              (unaudited)               (Note)
Assets                                              (Dollars in Thousands)
Current assets:
  Cash and cash equivalents                     $    598                 $  2,060
  Accounts receivable, net                        18,034                   15,996
  Inventories (Note 2)                            36,624                   36,841
  Prepaid expenses                                 4,786                    1,640
  Deferred income taxes                              647                      640
                                                --------                 --------
Total current assets                              60,689                   57,177

Notes receivable and other assets                    436                      290
Property and equipment, net                       10,726                   10,479
Intangible assets, net                           108,204                  106,846
                                                --------                 --------
Total assets                                    $180,055                 $174,792
                                                ========                 ========

Liabilities and stockholder's equity
Current liabilities:
  Current maturities of long-term debt          $    584                 $  3,699
  Accounts payable                                 3,526                    3,510
  Accrued expenses                                 9,916                    7,263
                                                --------                 --------
Total current liabilities                         14,026                   14,472

Long-term debt, less current maturities          120,433                   97,976
Accrued pension liability                            516                      516
Deferred income taxes                              6,997                    6,949
                                                --------                 --------
Total liabilities                                141,972                  119,913
Commitments and contingencies                          -                        -
Redeemable preferred stock                             -                   17,031

Stockholder's equity:
  Common stock, $1 par value; 1,000 shares
    authorized, issued and outstanding                 1                        1
  Additional paid-in capital                      44,466                   38,086
  Retained earnings                               (6,107)                    (174)
  Comprehensive income                              (277)                     (65)
                                                --------                 --------
Total stockholder's equity                        38,083                   37,848
                                                --------                 --------
Total liabilities and stockholder's equity      $180,055                 $174,792
                                                ========                 ========

Note: The balance sheet at January 31, 1998 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                             Iron Age Corporation
            Condensed Consolidated Statements of Income (Unaudited)

                                Successor       Successor         Successor       Predecessor       Successor
                               -----------     -----------       -----------      ------------     ------------
                                                                 Nine Months       January 26      February 27
                                   Three months ended               Ended         1997 through     1997 through
                               October 31      October 25        October 31       February 26       October 25
                                  1998            1997              1998              1997             1997
                               -----------     -----------       -----------      ------------     ------------
                                                            (Dollars in Thousands)
Net sales                        $32,592         $30,811           $93,871          $10,937          $76,245
Cost of sales                     17,070          15,256            47,918            5,610           38,265
                                 -------         -------           -------          -------          -------
Gross profit                      15,522          15,555            45,953            5,327           37,980

Selling, general and
 administrative                   11,320          10,325            35,399            5,120           25,965
Depreciation                         454             420             1,304              121            1,054
Amortization of intangible
 assets                              879             815             2,603              117            2,274
                                 -------         -------           -------          -------          -------
Operating income                   2,869           3,995             6,647              (31)           8,687

Gain on divestiture                1,686               -             1,686                -                -
Interest expense                   3,161           2,774             9,147              232            6,705
                                 -------         -------           -------          -------          -------
Income(loss) before income
 taxes                             1,394           1,221              (814)            (263)           1,982

Provision (benefit) for
 income taxes                        868             862               471              (68)           1,057
                                 -------         -------           -------          -------          -------
Income (loss) before
 extraordinary item                  526             359            (1,285)            (195)             925

Extraordinary item, net of
 tax effect                            -               -            (4,015)               -                -
                                 -------         -------           -------          -------          -------
Net income (loss)                $   526         $   359           $(5,300)         $  (195)         $   925
                                 =======         =======           =======          =======          =======

See accompanying notes.

                             Iron Age Corporation
          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                           Successor        Predecessor         Successor
                                                                           ---------        -----------         ---------
                                                                                             January 26        February 27
                                                                       Nine months ended    1997 through       1997 through
                                                                          October 31        February 26         October 25
                                                                             1998               1997               1997
                                                                       -----------------    ------------       ------------
                                                                                      (Dollars in Thousands)
Operating activities
Net income (loss)                                                        $  (5,300)           $  (195)           $     925
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
 Extraordinary item, net of tax                                              4,015                  -                    -
 Depreciation and amortization                                               4,251                246                3,505
 Amortization of deferred financing fees included in interest                  360                 16                  409
 Provision for losses on accounts receivable                                    94                 10                  152
 Deferred income taxes                                                        (231)                 -                  (10)
 Stock-based compensation                                                        -              1,054                    -
 Changes in operating assets and liabilities:
  Accounts receivable                                                       (1,195)              (954)              (1,441)
  Inventories                                                                1,944                797               (6,069)
  Prepaid expenses                                                             295                 65                  460
  Other assets                                                                (537)                20                 (119)
  Accounts payable                                                            (665)              (573)                (902)
  Accrued expenses                                                             441                949                 (955)
                                                                         ---------            -------            ---------
Net cash provided by ( used in) operating activities                         3,472              1,435               (4,045)

Investing activities
Net cash used in business acquisitions                                      (5,240)                 -             (141,717)
Purchases of property and equipment                                         (1,671)              (117)              (1,197)
                                                                         ---------            -------            ---------
Net cash used in investing activities                                       (6,911)              (117)            (142,914)

Financing activities
Borrowing under revolving credit agreement                                  40,150             (1,909)              33,550
Proceeds from senior term notes                                                  -                  -               65,000
Proceeds from senior subordinated notes                                    100,000                  -               14,550
Contribution by Holdings                                                     6,380                  -               40,000
Issuance of Preferred Stock                                                      -                  -               14,900
Issuance of stock purchase warrants                                              -                  -                  100
Principal payment on debt                                                 (121,323)              (357)             (13,099)
Payment of financing costs                                                  (5,269)                 -               (7,468)
Redemption of Preferred Stock                                              (17,664)                 -                    -
Principal payments on capital leases                                           (85)               (33)                 (24)
                                                                         ---------            -------            ---------
Net cash provided by (used in) financing activities                          2,189             (2,299)             147,509
Effect of exchange rate changes on cash and cash equivalents                  (212)               (37)                 (31)
                                                                         ---------            -------            ---------
(Decrease) increase in cash and cash equivalents                            (1,462)            (1,018)                 519
Cash and cash equivalents at beginning of period                             2,060              1,509                  491
                                                                         ---------            -------            ---------
Cash and cash equivalents at end of period                               $     598            $   491            $   1,010
                                                                         =========            =======            =========

See accompanying notes.

                             Iron Age Corporation
                        Notes to Condensed Consolidated
                       Financial Statements (Unaudited)

                               October 31, 1998

1.  Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ended January 30, 1999. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended January 31, 1998.


2.  Inventory
Inventories consist of the following:

                                         October 31  January 31
                                            1998        1998
                                            ----        ----

Raw materials                             $ 2,217     $ 2,788
Work-in-process                               678         682
Finished goods                             33,729      33,371
                                          -------     -------
                                          $36,624     $36,841
                                          =======     =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussions should be read in conjunction with the accompanying Condensed Consolidated Financial Statements for the period ended October 31, 1998, and the audited consolidated financial statements for the year ending January 31, 1998 of Iron Age Corporation ("Iron Age" or the "Company").

Acquisitions

On February 26, 1997, Fenway Partners Capital Fund, L.P., together with certain other investors, in partnership with certain members of management, acquired all of the outstanding stock of the predecessor to Holdings (as defined below) for an aggregate purchase price of approximately $143.6 million (the "Fenway Acquisition"). Concurrently with the Fenway Acquisition, (i) the Company and its parent, Iron Age Holdings Corporation ("Holdings"), entered into a syndicated senior bank loan facility (the "Old Credit Facility"), (ii) Iron Age issued 12.5% Senior Subordinated Notes due 2006 (the "Old Subordinated Notes"), (iii) Holdings issued Series A Preferred Stock (the "Holdings Series A Preferred Stock"), (iv) Holdings issued Common Stock for equity capital of approximately $32.2 million and (v) management rolled over certain options to acquire shares of the predecessor company into options to acquire shares of Common Stock of Holdings and were granted additional options to acquire shares of the Company. The Company used excess cash and net proceeds from the April 24, 1998 offering of 9 7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Note Offering") and a new credit facility (the "New Credit Facility") to repay the Old Credit Facility and the Old Subordinated Notes and to pay a dividend to Holdings to allow Holdings to redeem the Holdings Series A Preferred Stock and to make a distribution to shareholders. Concurrently with the Senior Subordinated Note Offering, Holdings offered 12 1/8% Senior Discount Notes ("Discount Notes") due 2009 (the "Discount Note Offering" and, together with the Senior Subordinated Note Offering and the application of proceeds therefrom, the "Transactions").

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

Divestitures

On September 9, 1998, the Company announced the sale of the Dunham product line and related trademarks to New Balance Athletic Shoes, Inc., effective August 31, 1998, for $2.0 million and recorded a gain of $1.7 million. In conjunction with the sale, the Company's Falcon manufacturing subsidiary agreed to a minimum two year supply agreement with New Balance and the sale of on-hand inventory.

Results of Operations

Three Months ended October 31, 1998 compared to
Three Months ended October 25, 1997

Net Sales for the three months ended October 31, 1998 ("third quarter 1998") were $32.6 million compared to $30.8 million for the comparable three month period ended October 25, 1997 ("third quarter 1997"), an increase of $1.8 million, or 5.8%. The increase was primarily attributable to growth in the core business of 7.9%, including the effect of the First Quarter Acquisitions. The increase offset a $1.2 million decrease to sales from the divested Dunham product line.

Gross Profit for the third quarter 1998 was $15.5 million compared to $15.6 million for the third quarter 1997, a decrease of $0.1 million, or 0.6%. As a percentage of net sales, gross profit decreased 2.9% to 47.6% for the third quarter 1998. The decrease in gross profit percentage was attributable to increased expenses relating to the operations of regional distributors acquired in the First Quarter Acquisitions. Gross profit percentage on existing core and Knapp business lines was substantially unchanged or has increased from the third quarter 1997.

Selling, General and Administrative Expenses for the third quarter 1998 were $11.3 million compared to $10.3 million for the third quarter 1997, an increase of $1.0 million, or 9.7%. The increase was related to the First Quarter Acquisitions and infrastructure, including additional employees and related expenses, added in the Knapp distribution channel since the second quarter 1997. The increases offset a $0.4 million decrease in expenses in the core business and the Company's manufacturing facility.

Operating Income for the third quarter 1998 was $2.9 million, or 8.9% of net sales compared to $4.0 million, or 13.0% of net sales, for the third quarter 1997. The decrease was primarily attributable to the decrease in gross profit and increased selling, general and administrative expenses as discussed above.

Gain on Divestiture for the third quarter 1998 was $1.7 million which was attributable to the gain on the sale of the Dunham product line and related trademarks as discussed above.

Interest Expense for the third quarter 1998 was $3.2 million compared to $2.8 million for the third quarter 1997, an increase of $0.4 million, or 14.3%. The increase in interest expense was attributable to increased indebtedness of the Company related to the Senior Subordinated Note Offering and the New Credit Facility.

Income Tax Expense for the third quarter 1998 was $0.9 million compared to a $0.9 million expense for the third quarter 1997.


Nine Months ended October 31, 1998 compared to
Nine Months ended October 25, 1997

Net Sales for the nine months ended October 31, 1998 ("first three quarters of 1998") were $93.9 million compared to $87.2 million for the nine months ended October 25, 1997 ("first three quarters of 1997"), an increase of $6.7 million, or 7.7%. The increase was attributable to growth in both the core business of 6.6% and the Knapp distribution channel of 8.7%. Knapp growth offset a $1.7 million decrease in sales of the Dunham product line, resulting from the Dunham sale. For comparability with prior periods, net sales for the predecessor and successor periods in the first three quarters of 1997 have been discussed on a combined basis. Management believes that a combined discussion of predecessor and successor periods is reasonable and appropriate because there were no adjustments to net sales for a change in basis resulting from the Fenway Acquisition.

Gross Profit for the first three quarters of 1998 was $46.0 million compared to $43.3 million for the first three quarters of 1997, an increase of $2.7 million, or 6.2%. As a percentage of net sales, gross profit decreased 0.7% to 49.0% for the first three quarters of 1998. The core business gross profit percentage decreased 0.4% from the first three quarters of 1997 due to increased expenses relating to the operations of regional distributors acquired in the First Quarter Acquisitions. The core business decrease offset a 2.8% increase in gross profit percentage in the Knapp distribution channel. For comparability with prior periods, gross profit for the predecessor and successor periods in the first three quarters of 1997 have been discussed on a combined basis. Management believes that a combined discussion of predecessor and successor periods is reasonable and appropriate because there were no adjustments to gross profit for a change in basis resulting from the Fenway Acquisition.

Selling, General and Administrative Expenses for the first three quarters of 1998 were $35.4 million compared to $31.1 million for the first three quarters of 1997, an increase of $4.3 million, or 13.8%. The increase was primarily related to the First Quarter Acquisitions and infrastructure, including additional employees and related expenses, added in the Knapp distribution channel since the first half of 1997. For comparability with prior periods, selling, general and administrative expenses in the first three quarters of 1997 have been discussed on a combined basis. Management believes that a combined discussion of predecessor and successor periods is reasonable and appropriate because there were no adjustments to selling, general and administrative expenses for a change in basis resulting from the Fenway Acquisition.

Operating Income for the first three quarters of 1998 was $6.6 million, or 7.0% of net sales, and was $8.7 million, or 11.4% of net sales, for the period from February 27, 1997 through October 25, 1997. The decrease was attributable to the increased selling, general and administrative expenses as discussed above. Operating loss and operating loss as a percentage of sales for the predecessor period from January 26, 1997 through February 26, 1997 were $.03 million and 0.3%, respectively. Operating income for the successor periods included selling, general and administrative expenses, as discussed above, and additional depreciation and amortization of $0.3 million. The additional depreciation and amortization is primarily due to the increase in basis of goodwill, customer lists and other intangible and tangible assets capitalized as a result of the Fenway Acquisition and the acquisition of the assets of Knapp Shoes, Inc. in March 1997 (the "Knapp Acquisition").

Gain on Divestiture for the first three quarters of 1998 was $1.7 million which was attributable to the gain on the sale of Dunham and related trademarks as discussed above.

Interest Expense for the first three quarters of 1998 was $9.1 million and was $6.7 million for the period from February 27, 1997 through October 25, 1997. Interest expense for the predecessor period January 26, 1997 through February 26, 1997 was $0.2 million. Interest expense for the successor periods prior to April 25, 1998 reflect the additional indebtedness of the Company incurred in connection with the Fenway Acquisition and the Knapp Acquisition. The successor periods subsequent to April 24, 1998 reflect interest incurred in connection with the Transactions.

Income Tax Expense was $1.1 million in the period from February 27, 1997 through October 25, 1997. Income tax benefit for the predecessor period January 26, 1997 through February 26, 1997 was $0.07 million. Income tax expense for the first three quarters of 1998 was $0.5 million. Income taxes for the successor periods reflect the effect of additional nondeductible goodwill amortization.

Extraordinary Item for the first three quarters of 1998 was an extraordinary loss of $4.0 million, net of tax, due to the early extinguishment of indebtedness resulting from the repayment of the Old Subordinated Notes and the Old Credit Facility in April 1998, in connection with the Transactions.

Liquidity and Capital Resources

The Company's primary cash needs are working capital, capital expenditures and debt service. The Company anticipates that it may use cash in the future to finance acquisitions. The Company has financed cash requirements primarily through internally generated cash flow and funds borrowed under credit facilities.

Net cash provided by operating activities was $3.5 million in the first three quarters of 1998, an increase of $6.1 million as compared to net cash used in operating activities of $2.6 million in the first three quarters of 1997. The increase in cash from operating activities is primarily the result of the decrease in inventory levels. Inventory decreased by $1.9 million in the first three quarters of 1998 compared to an increase of $5.3 million in the first three quarters of 1997, as a result of the Knapp Acquisition. In addition the increase in accounts receivable in the first three quarters of 1998 was $1.2 million compared to a $2.4 million increase in the first three quarters of 1997.

Excluding cash paid for acquisitions, the Company used cash for investing activities of $1.7 million in the first three quarters of 1998 compared to $1.3 million used for investing activities in the first three quarters of 1997. The Company's capital expenditures were $1.7 million in the first three quarters of 1998 compared to $1.3 million in the first three quarters of 1997. Capital expenditures for the first three quarters of 1998 included $0.2 million in remaining costs related to the addition to the Company's central distribution center building. The remaining $1.5 million in capital expenditures related to improvements in retail stores, shoemobiles and equipment in the core business and installing POS (Point-of-Sale) systems in stores and trucks acquired as a component of the First Quarter Acquisitions.

The Company's total working capital as of October 31, 1998 was $46.7 million. At January 31, 1998, working capital was $42.7 million. The primary reason for the increase to working capital was the elimination of the current portion of long term senior debt in connection with the Transactions in April 1998.

Excluding cash paid for regional distributor acquisitions, the Company used approximately $3.1 million from financing activities in the first three quarters of 1998, due primarily to repayments of the New Credit Facility. In the first three quarters of 1997, the Company generated cash of $3.5 million, due primarily to borrowings under the Old Credit Facility.

Cash flow from operations for the first three quarters of 1998 was sufficient to cover debt service requirements under the New Credit Facility and the Senior Subordinated Notes. The Company's ability to make scheduled payments of principal, or to pay the interest or premium (if any) on, or to refinance, its indebtedness (including the Discount Notes of Holdings), or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings by Iron Age under the New Credit Facility, will be adequate to meet the Company's anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on its indebtedness for the next several years. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowing will be available under the New Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Discount Notes and the Senior Subordinated Notes, or to make capital expenditures.

As of October 31, 1998, the Company's debt consisted of the Senior Subordinated Notes, the New Credit Facility and certain other debt. The New Credit Facility consists of a $35.0 million multiple draw acquisition term loan facility (the "New Acquisition Credit Facility") and

$30.0 million in revolving credit loans, letters of credit and swing line loans (the "New Revolving Credit Facility"). The Company's other debt of $0.9 million consists of capital leases and other notes. As of October 31, 1998, approximately $11.7 million of the New Acquisition Credit Facility and approximately $8.4 million of the New Revolving Credit Facility were outstanding, and the Company had additional borrowing availability under the New Acquisition Credit Facility of $23.3 million and under the New Revolving Credit Facility of approximately $21.6 million. The New Acquisition Credit Facility matures in quarterly installments from July 2001 until final payment in April 2004. The New Revolving Credit Facility will mature in April 2004 and has no scheduled interim amortization.

Year 2000 Issue

  Many existing computer programs use only two digits, rather than four, to represent a year. The Year 2000 issue arises because date-sensitive software or hardware written or developed in this manner may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company classifies its response to the Year 2000 Issue into five phases: inventory, assessment, renovation, validation and implementation. Inventory is the process in which all electronic/computer components are defined for all systems (information technology ("IT") and non-IT). Assessment is the process in which all components are classified as either compliant or non-compliant. Renovation is the process in which a system is upgraded, replaced or retired. Validation is the process in which compliant systems are tested within the Company's infrastructure to validate that either the initial compliant assessment is correct or the upgrade or replacement from the renovation phase is compliant with the Company's infrastructure. Implementation is the process in which a compliant system is installed into the Company's production environment and is used to support business operations.

The Company recently completed an inventory of its IT systems, and is now in the renovation and validation phases of its IT systems and currently intends to implement these systems by February 1999. In the ordinary course of business, the Company upgraded the applications software covering the main integrated system. As of October 31, 1998, the Company has expended $17,000 and has a total expected cost of $50,000 to renovate, validate and implement software to address the Year 2000 Issue. This cost is being funded out of operating cash flow with the entire amount being capitalized as new hardware and software.

The Company's inventory and assessment of its non-IT systems (including phone, heating/air-conditioning, electricity and security systems) is expected to be completed by year end 1998, followed by any required renovation. The Company is using internal resources to address the Year 2000 Issue of its non-IT systems and has not incurred significant separately identifiable costs related to the Year 2000 Issue through October 31, 1998 and does not expect to incur significant additional costs in order to upgrade its non-IT systems. All validation and implementation of these non-IT systems is expected to be completed by mid-1999.

The costs of the systems implementation and Year 2000 modifications are based upon management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. As of October 31, 1998, the cost of bringing the Company's IT and non-IT systems into Year 2000 compliance is not expected to have a material effect on the Company's financial condition or results of operations.

In addition to reviewing its internal systems, the Company has polled or is in the process of polling its outside software and other vendors, customers and freight carriers to determine whether they are Year 2000 compliant or attempt to identify any potential issues. If the Company's customers and vendors do not achieve Year 2000 compliance before the end of 1999, the Company may experience a variety of problems which may have a material adverse effect on the Company. To the extent such vendors are not Year 2000 compliant by the end of 1999, such vendors may fail to deliver ordered materials and products to the Company and may fail to bill the Company properly and promptly. Consequently, the Company may experience delays in sourcing product to send to its customers. The Company plans to address potential problems with its vendors by identifying and arranging for alternate sources of supply. Due to the nature of its product, the Company does not believe it has any exposure to contingencies related to the Year 2000 Issue for the products it has sold.

Inflation and Changing Prices

  The Company's sales and costs are subject to inflation and price fluctuations. However, they historically have not, and in the future are not expected to have, a material adverse effect on the Company's results of operations.

Forward Looking Statements

  When used in this quarterly report, the words ''believes,'' ''anticipates'' and similar expressions are used to identify forward looking statements. Such statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. The Company wishes to caution readers that the following important factors and others in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward statements made by the Company: (i) economic conditions in the safety shoe market, (ii) availability of credit, (iii) increase in interest rates, (iv) cost of raw materials, (v) inability to maintain state-of-the-art manufacturing facilities, (vi) heightened competition, including intensification of price and service competition, the entry of new competitors and the introduction of new products by existing competitors, (vii) inability to capitalize on opportunities presented by industry consolidation, (viii) loss or retirement of key executives, (ix) loss or disruption of the Company's relationships with its major suppliers, including the Company's largest supplier in China, (x) increased costs associated with newly-acquired businesses and (xi) inability to grow by acquisition of additional safety shoe distributors or to effectively consolidate operations of businesses acquired.

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

* Incorporated by reference to the similarly numbered exhibit in the Company's Registration Statement on Form S-4, No. 333-57011, filed June 17, 1998.

(b)  Reports on Form 8-K.

  No reports on Form 8-K were filed during the third quarter ended October 31, 1998.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    IRON AGE CORPORATION


                                    By: /s/Keith A. McDonough
                                        ----------------------------------------
                                        Name:  Keith A. McDonough
                                        Title: Executive Vice President
                                               Chief Financial Officer
Dated: December 11, 1998
                       (Duly authorized officer and principal financial officer)