Form 10-K405
period 1999-01-30
IRON AGE CORP
filed 1999-04-30
CIK 1061792

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K


(Mark One)


[ x ]  Annual report pursuant to section 13 or 15(d) of the Securities Exchange
       Act of 1934 for the fiscal year ended:       January 30, 1999       OR
                                             ----------------------------


[  ]  Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from:______________________ to ______________________


Commission file number:   333-57011
                       ----------------

                              Iron Age Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                     25-1376723
-------------------------------              ---------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification Number)


       Robinson Plaza Three, Suite 400, Pittsburgh, Pennsylvania    15205
       ------------------------------------------------------------------

      Securities registered pursuant to Section 12(b) of the Act:   None
      Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X      No
      -------      -----

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  _______   No ______   Not Applicable.

(Applicable only to corporate registrants:)   On April 26, 1999, all of the
voting stock of Iron Age Corporation was held by Iron Age Holdings Corporation ("Holdings"), a Delaware corporation.

As of April 26, 1999, Iron Age Corporation had 1,000 shares of Common Stock issued and outstanding.


Documents incorporated by reference:  None


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or
any amendment to this Form 10-K.    [ X ]

                                FORM 10-K INDEX


                                                                                Page
                                                                                ----
Part I                                                                            3

     Item 1.     Business                                                         3

     Item 2.     Properties                                                       7

     Item 3.     Legal Proceedings                                                7

     Item 4.     Submission of Matters to a Vote of Security Holders              7


Part II                                                                           8

     Item 5.     Market for Registrant's Common Equity
                 and Related Stockholder Matters                                  8
     Item 6.     Selected Financial Data                                          8
     Item 7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                              9
     Item 7A.    Quantitative and Qualitative Disclosures about Market Risk      16
     Item 8.     Financial Statements and Supplementary Data                     17
     Item 9.     Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure                                            47



Part III                                                                         48

     Item 10.    Directors and Executive Officers of the Registrant              48
     Item 11.    Executive Compensation                                          50
     Item 12.    Security Ownership of Certain Beneficial Owners and Management  54
     Item 13.    Certain Relationships and Related Transactions                  56


Part IV                                                                          57

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K  57


     Reference in this Annual Report on Form 10-K is made to the Iron Age(R) and Knapp(R) trademarks, which are owned by Iron Age Holdings Corporation or its subsidiaries.

                                     Part I



Item 1. Business


  Iron Age Corporation (the "Company" or "Iron Age") is a leading distributor of safety shoes in the United States. The Company's primary business is the specialty distribution of safety, work and uniform related shoes under the Iron Age(R) and Knapp(R) brand names, which comprised 91.5% of fiscal 1999 sales. The Company also distributes footwear directly to retail and wholesale customers through its wholesale division and manufacturing subsidiary Falcon Shoe Mfg. Co. ("Falcon"). In addition, the Company began distribution of prescription safety eyewear, on a limited basis, in conjunction with the acquisition of a regional distributor in April 1998. The Company distributes directly to its customers over 400 styles of footwear under the Iron Age and Knapp brand names. The Iron Age and Knapp products and services are marketed principally to industrial, service and government employers, most of which require safety shoes to be worn at the workplace and provide purchase subsidies under employer safety programs to the end-user employee.


Company History


  The Company, a wholly-owned subsidiary of Iron Age Holdings Corporation ("Holdings"), was founded in 1817 and has specialized in safety footwear since the popularization of steel toe shoes during the 1940s. On February 26, 1997, Fenway Partners Capital Fund, L.P. (the "Fenway Fund"), together with certain investors, in partnership with certain members of management, formed Holdings in order to effect the acquisition of all of the outstanding stock of the predecessor to Holdings for an aggregate purchase price of $143.6 million (the "Fenway Acquisition").

   Concurrent with the Fenway Acquisition, (i) Holdings and the Company entered into a syndicated senior bank loan facility (the "Old Credit Facility"), (ii) the Company issued its 12.5% Senior Subordinated Notes due 2006 (the "Old Subordinated Notes") in the amount of $14.55 million, (iii) Holdings issued shares of Series A Preferred Stock (the "Holdings Series A Preferred Stock") for $14.9 million, (iv) Holdings issued shares of Common Stock for approximately $32.2 million, (v) Holdings issued warrants to acquire Common Stock of Holdings for $0.1 million, and (vi) management rolled over certain options and were granted additional options to acquire shares of Common Stock of Holdings.

    On April 24, 1998, (i) Holdings issued its 12 1/8% Senior Discount Notes due 2009 (the "Discount Notes") in an aggregate principal amount at maturity of $45.14 million, (ii) the Company issued its 9 7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes") in an aggregate principal amount of $100.0 million, and (iii) Holdings and the Company entered into a new credit facility (the "New Credit Facility") that, as amended, provides for a $52.0 million senior secured credit facility consisting of a $30.0 million revolving working capital facility and a $22.0 million revolving acquisition facility. Holdings and the Company used excess cash and net proceeds from the Discount Notes, the Senior Subordinated Notes and the New Credit Facility to repay the Old Credit Facility, repay the Old Subordinated Notes and redeem the Holdings Series A Preferred Stock. The transactions described in this paragraph are collectively referred to herein as the "April 1998 Transactions."


Industry Overview


  The work shoe market consists of men's and women's work, safety and uniform shoes and boots. In the United States, the safety shoe sector of the work shoe market is comprised of three types of customers--industrial or commercial, government and mass merchandising retail. The Company estimates that sales to industrial and government customers represent over 60% of the safety shoe market. End-user safety shoe customers include workers in the primary metals, chemical and petroleum, automotive, paper, mining, utilities, electronics, aerospace, food service, hospitality and entertainment, pharmaceutical, biomedical, agriculture, construction and retail and wholesale trade industries.

   A significant factor influencing the demand for safety shoes is the increasing concern regarding workplace safety that is derived from the employer's desire to reduce employee costs from on-the-job injury and to reduce workers' compensation expenses. Beginning in the 1970s, the federal government adopted Occupational Safety and Health Administration ("OSHA") regulations establishing heightened workplace safety standards, including regulations governing footwear. OSHA regulations established standards requiring employers to provide their workers with workplaces free from recognized hazards that could cause serious injury or death and requiring employees to abide by all safety and health standards that apply to their jobs. Changes to OSHA regulations in 1994 required employers to assess footwear related hazards and implement a program designed to mitigate such hazards.

  In order to satisfy the criteria set forth in OSHA regulations, protective footwear must comply with standards (the "ANSI Standards") established by the American National Standards Institute ("ANSI"). There are six ANSI categories for foot protection: impact and compression, metatarsal footwear, conductive footwear, electrical hazard footwear, sole puncture resistance footwear and electro-static dissipative footwear. These OSHA regulations, more strict regulatory enforcement and increased consumer awareness of the regulations have heightened the focus on safety in the workplace.

  Within the service sector of the work shoe market, a growing category of safety footwear is non-slip footwear. Uniform shoes with non-slip soles are used increasingly by customers in the food service, hotel, gaming and resort industries. Fueling the demand are some of the same factors influencing traditional safety shoe users including the increasing concern regarding workplace safety. In addition, employers in these industries require consistency and uniformity in the performance and appearance of their employees' footwear.

  In the industrial sector of the work shoe market, sales are made primarily between the distributor and employer, which generally maintain safety departments that monitor compliance with overall safety requirements and provide safety shoe purchase subsidies. Distributors of safety shoes to industrial customers typically provide a range of services, including advice with respect to assessment of workplace safety requirements, recommendations as to appropriate product selection, coordination of employer safety subsidy programs, worksite delivery and fitting of shoes and feedback and follow-up with corporate employers.

  Government sales, which include armed forces, penal institutions, federal, state, and local municipal employees or civilian employees, are made to two primary purchasers: GSA-contracted vendors and the military. GSA-contracted purchases of safety shoes include retail sales to GSA-contracted vendors through store and shoemobile service and catalog operations. These orders are made for a variety of purposes and activities and involve a wide range of products. Suppliers bid for these orders on the basis of product style and quality, distribution capability and customer service. Sales to the military consist of price-sensitive, large-volume orders that are designed to strict specifications and are generally bid directly by the manufacturers. Style selection is minimal and geared towards a specific purpose.

  The retail/mass merchandiser sector includes large retail chain stores, specialty retailers and other retail outlets. This is a source of low-end, protective footwear, the buyers of which include workers whose employers do not have company-sponsored programs as well as self-employed individuals, occupational users and agricultural workers.

  Safety prescription eyewear is a related product that the Company has recently entered into distribution through its subsidiary, IA Vision Acquisition Co. ("IA Vision"). Eye protection is another element of personal protective equipment that is regulated by OSHA. Many of the same customers to whom the Company currently sells safety footwear have similar requirements for safety eyewear.


Sales and Distribution


  Substantially all shoes sourced for distribution by the Company are transported to its central distribution facility in Penn Yan, New York. From Penn Yan, the Company distributes its product to end-users through its multi-pronged distribution network. The Company also distributes its products through catalog operations and channels associated with consumer brands, which include wholesale merchandising, independent sales representatives and third-party vendors.

  Mobile and Store Centers.   Each "mobile and store center" consists of a
retail store for its products and generally one or more affiliated shoemobiles. Each shoemobile acts as a mobile selling vehicle for the Company's products, operating generally within a 150-mile radius of its affiliated retail store. This sector of the Company's business has grown as its customers have become more demanding and have required a higher level of customer service. Throughout the last seven years, the Company has identified this shift in the market and has established new locations in major industrial markets while upgrading the locations of its existing stores. Through the retail store channel, the Company is able to service corporate and individual customers generally located within a 40-mile radius of a given store.

  The Company operates its fleet of shoemobiles throughout the United States, Canada and Mexico. Shoemobiles vary in size--transporting from 900 to 1,600 pair of shoes--and each contains a display area and a fitting room. The shoemobile driver/salesperson is responsible for the fitting of footwear and processing of orders.

  Catalog Direct.   The Company reaches both large and small customers with its safety shoe catalogs. The mail-order sector of the Company's business provides direct service to certain customers who are either too small or do not require direct shoemobile service or who are remotely located. Mail-order sales are promoted through a combination of the product catalogs, the Company's field sales force and trade advertising.

  In-Plant Stores.   To add further flexibility to its distribution
capabilities, the Company offers large-volume customers an in-plant store program, which provides the customer with a base stock of inventory and a sales staff to manage the store on-site at the customer's manufacturing facility. The customer provides the Company with the necessary store space and all utilities.

  Wholesale and Consumer Channels.   The Company markets branded products to
select third-party retail customers. The Company also markets primarily Knapp branded product directly to consumers through a Direct Mail and Counselor (independent sales representatives) division.

  Falcon Manufacturing. Through its Falcon subsidiary, the Company manufactures private label footwear for such well known customers as New Balance Athletic Shoe, Inc., Browning Arms Company, L.L. Bean, Inc., Cabela's Inc. and H.S. Trask & Co.

  IA Vision. The Company markets safety prescription eyewear to its existing industrial customer base through distribution methods identical to its safety footwear distribution. Mobile service is utilized to bring the product on site for the customer, where the selection, fitting and sale may be consummated utilizing a mobile point-of-sale ("POS") system designed specifically for prescription eyewear.


Products


  The Company's product line addresses a full range of protective footwear applications covering all six ANSI categories in styles for both men and women in both steel and non-metallic toe caps. Product categories include work, athletic, hikers, metatarsal, dress/casual and rubber footwear and consist of over 400 individual styles ranging in price from $15.00 for an inexpensive steel PVC boot to a $185.00 waterproof boot. The Company's safety footwear is manufactured in more than 300 length and width combinations, ranging in sizes from 5 to 17. Sales of Iron Age products are concentrated in traditional, well-established styles, with sales of new styles in each of fiscal 1997, 1998 and 1999 representing less than 16% of net sales in each period. All the Company's work and safety shoes and boots are designed, manufactured and laboratory tested to meet or exceed applicable ANSI Standards. Through its long-standing relationship with users of safety footwear, the Company has assembled a product line that is widely regarded as the industry's most complete. In addition to the Iron Age product line, the Company distributes work, service oxfords, non-slip and high-end work and hunting boots under the Knapp brand name. In 1997, the Company acquired and successfully integrated Knapp Shoes, Inc. ("Knapp"), an underperforming competitor with a strong franchise in the uniform and service sector market (the "Knapp Acquisition"). On August 31, 1998, the

Company sold the Dunham(R) trademark for $2.0 million and on-hand Dunham inventory for approximately $0.7 million to New Balance Athletic Shoe, Inc. and New Balance Trading Company, Ltd. (together, "New Balance"). In connection therewith, the Company agreed to manufacture for New Balance certain products which New Balance will continue to sell under the Dunham brand name. Net sales of Dunham products in fiscal 1998, the last full fiscal year of ownership, were $4.0 million. This transaction did not have a material effect on the results of operations.

  The Company has successfully expanded its product line to meet new customer demands and substantially increased the categories and types of footwear offered. As the safety shoe market has diversified, the Company has expanded its product line, moving from the basic heavy-duty styles toward casual, lightweight safety footwear that meet the needs of professional, light industrial and service sector employees.



Manufacturing


   General. As a result of its strategic acquisitions of Falcon and Knapp, during fiscal 1999 the Company operated two manufacturing facilities in Lewiston, Maine. Work shoes are manufactured in the Falcon facility in Lewiston primarily for sale by the Company under the Iron Age brand name. In addition, the Company sells work shoes manufactured at the Falcon facility directly to third parties, including New Balance, Browning Arms Company, L.L. Bean, Inc., Cabela's Inc. and H.S. Trask & Co. The Company manufactured the Knapp product line at its other Lewiston facility. As of March 1999 the Company has consolidated the Knapp manufacturing operations into the Falcon facility as originally intended at the time of the Knapp Acquisition.

  Suppliers. As a result of its market leadership position and long operating history, the Company has developed key supply arrangements with 22 leading footwear manufacturers in seven countries: the United States, China, Korea, Canada, Taiwan, Maylasia and the Netherlands. Although in fiscal 1999 one supplier in China manufactured approximately 24% of the pairs of shoes sold by the Company, the Company does not believe that it is dependent upon any specific supplier for its product manufacturing. In fiscal 1999, 49% of its total pairs were produced by foreign suppliers and 38% of its total pairs were produced in China. The Company has not experienced any material adverse effects as a result of the current economic downturn in Asia. However, the economic climate could have an adverse effect on the Company's suppliers located in Asia. The Company believes that it could find alternative manufacturing sources for those products it currently sources from Asia, including its largest supplier in China, through its existing relationships with independent third-party manufacturing facilities located outside of Asia. However, the loss of a substantial portion of this manufacturing capacity or the inability of Asian suppliers to provide products on schedule or on terms satisfactory to the Company, could have a material adverse effect on the Company's business, financial condition or results of operations during the transition to alternative manufacturing facilities.

  Transportation/Freight. The Company utilizes its own trucks as well as common carriers to deliver product orders from its Falcon manufacturing subsidiary and to its mobile and store centers.


Competition


  The work shoe market is highly competitive. Management believes that competition in the industry is based on distribution capabilities, retail presence, brand name recognition, corporate relationships, systems, service, product characteristics, product quality and price. The Company's major competitors in the safety shoe sector of the work shoe industry are Lehigh (a subsidiary of U.S. Industries, Inc.), Hy-Test (a subsidiary of Wolverine World Wide, Inc.) and Red Wing Shoe Co. Some of the Company's competitors have greater financial and other resources than the Company. In addition, the work shoe market is a mature industry that could experience limited growth.



Environmental Matters

  The Company's operations, including manufacturing, are subject to extensive federal, state, local, and foreign laws and regulations relating to the storage, handling, generation, treatment, emission, release, transportation, discharge and disposal of certain substance and waste materials. Permits are required for certain of the Company's operations, and these permits are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations may result in the payment of fines or the entry of injunctions, or both. The Company does not believe it will be required under existing environmental laws and enforcement policies to expend amounts that will have a material adverse effect on its results of operations or financial condition. The requirements of such laws and enforcement policies, however, have generally become stricter in recent years. Accordingly, the Company is unable to predict the ultimate cost of compliance with environmental laws and enforcement policies.



Employees


  As of January 30, 1999, the Company employed approximately 1,000 people in sales and distribution, manufacturing and administration. None of the Company's employees is presently covered by collective bargaining agreements. Management considers its employee relations to be good.


Item 2.  Properties.


  The Company's executive offices are located in Pittsburgh, Pennsylvania. All of the Company's properties are maintained on a regular basis and are adequate for the Company's present requirements.

  The following table identifies, as of January 30, 1999, the principal properties utilized by the Company.


                                                                                 Square
Facility                               Own/Lease     Location                   Footage(1)
--------                               ---------     --------                   ---------
Corporate Headquarters  .............. Lease         Pittsburgh, Pennsylvania   20,500
Distribution Facility  ............... Own           Penn Yan, New York         175,000
Knapp Direct Mail Facility  .......... Lease         Penn Yan, New York         5,500
Falcon Manufacturing Facility(2)  .... Lease         Lewiston, Maine            112,000
Knapp Manufacturing Facility(2)  ..... Lease         Lewiston, Maine            122,000



(1) Square footage has been rounded up to the nearest 500 square feet.

(2) The Company consolidated the Knapp manufacturing facility into the Falcon manufacturing facility in March 1999. The Knapp manufacturing facility is vacant as of March 15, 1999. The lease for the Knapp facility expires in December 1999.



Item 3.  Legal Proceedings.


  The Company is a party to various legal actions arising in the ordinary course of its business. The Company believes that the resolution of these legal actions will not have a material adverse effect on the Company's business, results of operations and financial condition.


Item 4.  Submission of Matters to a Vote of Security Holders

     The Company did not submit any matters during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                                    Part II



Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

   As of April 26, 1999, the Company had 1,000 authorized shares of common stock, par value $1.00, all of which were issued and outstanding and held by Holdings. There is no established public trading market for the Company's common stock. The Company's ability to pay dividends is limited under an indenture dated as of April 24, 1998 between the Company and The Chase Manhattan Bank, as trustee (the "Indenture").



Item 6.  Selected Financial Data.



  The following table sets forth selected historical consolidated financial data of the Company and its predecessors for the five-year period ended January 30, 1999, which was derived from audited consolidated financial statement of the Company and its predecessors. The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements of the Company and accompanying notes thereto included in Item 8 of this Annual Report on Form 10-K.



                                                 Successor                           Predecessor
                                       -------------------------------------------------------------------------
                                                                                               Fiscal Years Ending(1)
                                                                                      -------------------------------------
                                        Fiscal Year    February 27,     January 26,
                                         Ending (1)    1997 through    1997 through
                                        January 30,     January 31,    February 26,   January 25,  January  27,  January 28,
                                           1999           1998(2)          1997          1997        1996           1995
                                           ----           -------          ----          ----        ----           ----
                                                                        (Thousands of Dollars)
Summary of Operations:

Net sales  ............................. $124,294        $107,769       $10,937        $99,360     $95,263        $85,543

Net income (loss)  ..................... $ (5,605)(4)    $  1,957       $  (195) (3)   $ 5,589     $ 5,667        $ 4,772

Financial Position at Year End:
Total assets  .......................... $179,228        $174,792       $    --        $90,043     $91,151        $86,173
Total debt  ............................ $123,674        $101,675       $    --        $19,212     $38,295        $35,294

Holdings Series A Preferred Stock (5)... $     --        $ 17,031       $    --        $    --     $   --         $    --




(1) The Company utilizes a fiscal year of 52 or 53 weeks, ending on the last Saturday in January. Each of the Company's fiscal years set forth herein contained 52 weeks except for its fiscal year ended January 31, 1998 which contained 53 weeks.

(2) The statement of income data and other financial data for the period February 27, 1997 through January 31, 1998 include the results of Knapp since it was acquired by the Company on March 14, 1997.



(3) Includes $1,054 of non-cash stock-based compensation and $1,000 of non-recurring management bonuses paid in connection with the Fenway Acquisition.



(4) Includes an extraordinary loss on early extinguishment of debt, net of tax effect, of $4,015 and compensation payments to certain members of management of Iron Age, net of tax effect, of $1,285 incurred in connection with the April 1998 Transactions.


(5) The Holdings Series A Preferred Stock is included in the Company's consolidated financial statements for financial reporting purposes since the Company paid a dividend of $13,700 to Holdings from the proceeds of the Transactions that was used to redeem a portion of the Holdings Series A Preferred Stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.



  The following is management's discussion and analysis of the financial condition and results of operations of the Company for the fiscal years ended January 30, 1999 ("fiscal 1999"), January 31, 1998 ("fiscal 1998") and January 25, 1997 ("fiscal 1997"). For purposes of this discussion and analysis, the financial condition and results of operations of the Company for fiscal 1998 represent the combined results of the Company and its predecessor, unless otherwise indicated. This discussion and analysis should be read in conjunction with, and is qualified in its entirety by, "Selected Financial Data" and the consolidated financial statements and accompanying notes thereto included in
Item 8 of  this Annual Report on Form 10-K.


Overview


  The Company's primary business is the specialty distribution of safety, work and uniform related shoes directly to end users under the Iron Age and Knapp brand names, which comprised 91.5% of fiscal 1999 sales. The Company also distributes footwear directly to retail and wholesale customers through its wholesale division and its manufacturing subsidiary Falcon. The Company manufactures approximately 20% of total pairs of shoes sold through Falcon. In addition, the Company began distributing prescription safety eyewear, on a limited basis, through its subsidiary IA Vision in conjunction with the acquisition of a regional distributor in April 1998. The Company's net sales growth was 4.7% in fiscal 1999, or 6.7% excluding the impact of the additional week in fiscal 1998. The Company's net sales growth has averaged 9.4% over the last three fiscal years, excluding the impact of the additional week in fiscal 1998.

  The Company has an extended history of sales and income growth. Historically, the Company's growth has been generated both internally and through the acquisition of regional independent distributors. From fiscal 1987 to fiscal 1999, The Company's net sales and EBITDA have increased at a compound annual growth rate ("CAGR") of 14.2% and 20.1%, respectively.



Acquisitions and Restructuring

  The Fenway Acquisition occurred on February 26, 1997. Concurrent with the Fenway Acquisition, (i) Holdings and the Company entered into the Old Credit Facility, (ii) the Company issued the Old Subordinated Notes, (iii) Holdings issued the Holdings Series A Preferred Stock, (iv) Holdings issued Common Stock for equity capital of approximately $32.2 million and (v) management rolled over certain options to acquire shares of the predecessor company into options to acquire shares of Common Stock of Holdings and were granted additional options to acquire shares of Common Stock of Holdings. In the April 1998 Transactions, Holdings and the Company used excess cash and net proceeds from the Discount Notes, the Senior Subordinated Notes and the New Credit Facility to repay the Old Credit Facility and the Old Subordinated Notes, to redeem the Holdings Series A Preferred Stock, to make compensation payments to certain members of management and to make a distribution to Holdings' stockholders.


  On October 21, 1998, the Company consummated an exchange offer of Senior Subordinated Notes registered under the Securities Act of 1933, as amended. The Senior Subordinated Notes and the notes exchanged therefor are referred to as the "Senior Subordinated Notes."

  In April 1998, the Company, through IA Vision, acquired the stock of Safety Supplies & Service Co., Inc. and acquired certain assets and assumed certain liabilities of Safety Depot Ltd., ACT Safety, Inc. and J. Mars Knapp Shoes (the "First Quarter Acquisitions"). The combined purchase price for the First Quarter Acquisitions was approximately $4.64 million, including transactions costs of approximately $0.15 million. In addition, on July 7, 1998, the Company acquired certain assets of Work-Saf, Inc. for approximately $0.75 million (the "Second Quarter Acquisition"). The First Quarter Acquisitions and the Second Quarter Acquisition have been accounted for using the purchase method of accounting for business combinations, and accordingly, (i) the results of operations for each of the acquired companies are included in the Company's financial statements only from the date of the respective acquisitions and (ii) the purchase price has been allocated to the Company's net assets based upon their fair market values. The First Quarter Acquisitions and the Second Quarter Acquisition resulted in goodwill of approximately $2.8 million, which is being amortized over 40 years.

Divestitures


    Effective August 31, 1998, the Company sold the Dunham product line and related trademarks to New Balance for $2.0 million and recorded a gain of $1.7 million (the "Dunham Sale"). In conjunction with the Dunham Sale, Falcon agreed to a minimum two year supply agreement with New Balance and the sale of on-hand inventory.

Results of Operations


  The following table sets forth for the periods indicated certain historical income statement data derived from the consolidated statement of income of the Company and its predecessor. The application of the purchase method of business combinations resulted in a presentation of the results of operations for fiscal 1998 in two periods: a one-month period prior to the Fenway Acquisition and an 11-month period following the date of the Fenway Acquisition.


                                                              Successor                           Predecessor
                                                  ---------------------------------------------------------------------
                                                                    Feb. 27, 1997        Jan. 26, 1997
                                                                        through              through
                                                   Fiscal 1999      January 31, 1998      Feb. 26, 1997     Fiscal 1997
                                                   -----------      ----------------     --------------     -----------
                                                                         (Thousands of Dollars)
Income Statement Data:
Net sales  ........................................  $124,294           $107,769              $10,937         $99,360
Gross profit  .....................................    61,066             54,465                5,327          46,923
Selling, general and administrative  ..............    46,854             36,541                5,120          31,267
Depreciation and amortization  ....................     5,193              4,426                  238           2,751
Operating income (loss)  ..........................     9,019             13,498                  (31)         12,905
Gain on divestiture................................     1,678                 --                   --              --
Interest expense  .................................    12,354              9,855                  232           3,627
(Benefit) provision for income taxes  .............       (67)             1,686                  (68)          3,689
Extraordinary item, net of tax effect..............    (4,015)                --                   --              --

Other Data:
Gross profit margin  ..............................      49.1%              50.5%                48.7%           47.2%
Operating income (loss) margin  ...................       7.2%              12.5%                (0.3)%          13.0%


Fiscal 1999 Compared to Fiscal 1998


  Net Sales. For comparability with fiscal 1999, net sales for the predecessor and successor periods in fiscal 1998 have been discussed on a combined basis. Management believes that a combined discussion of predecessor and successor periods is reasonable and appropriate because there were no adjustments to net sales for a change in basis resulting from the Fenway Acquisition. The Company's net sales for fiscal 1999 were $124.3 million compared to $118.7 million for fiscal 1998, an increase of $5.6 million, or 4.7%. Excluding the impact of the additional week in fiscal 1998, sales increased $7.8 million, or 6.7%. The increase in fiscal 1999 was primarily attributable to growth in the Company's primary business of $6.0 million, or 5.6%. Sales of prescription safety eyewear and safety and medical products were $2.1 million in fiscal 1999. Growth in net sales was partially offset by a $2.5 million decrease in sales through the Company's wholesale division and Dunham wholesale sales due to the Dunham Sale.

Gross Profit.   For comparability with fiscal 1999, gross profit for the
predecessor and successor periods in fiscal 1998 has been discussed on a combined basis. Management believes that a combined discussion of predecessor and successor periods is reasonable and appropriate because there were no adjustments to gross profit for a change in basis resulting from the Fenway Acquisition. The Company's gross profit for fiscal 1999 was $61.1 million compared to $59.8 million for fiscal 1998, an increase of $1.3 million, or 2.2%. Total gross profit percentage decreased 1.3% to 49.1% in fiscal 1999 compared to fiscal 1998. Gross profit percentage increased in the

Company's primary business by 0.3% in fiscal 1999. The overall decrease in the gross profit percentage was primarily related to integrating the operations of the prescription safety eyewear and safety and medical products business and an increase in lower gross profit margin private label Dunham sales resulting from the Dunham Sale.

  Selling, General and Administrative Expenses.   For comparability with fiscal
1999, selling, general and administrative expenses for the predecessor and successor periods in fiscal 1998 have been discussed on a combined basis. Management believes that a combined discussion of predecessor and successor periods is reasonable and appropriate because there were no adjustments to selling, general and administrative expenses for a change in basis resulting from the Fenway Acquisition. Selling, general and administrative expenses for fiscal 1999 were $46.9 million compared to $41.7 million for fiscal 1998, an increase of $5.2 million, or 12.5%. Selling, general and administrative expenses for fiscal 1999 include non-recurring charges of $2.2 million of compensation payments to certain members of management in connection with the April 1998 Transactions, a $0.2 million charge related to store closings scheduled for the first and second quarter of fiscal 2000 and $0.2 million of recruitment fees. Selling, general and administrative expenses for fiscal 1998 include a non-recurring charge of $2.1 million of stock compensation expense and compensation payments to certain members of management in connection with the Fenway Acquisition. Selling, general and administrative expenses increased $4.6 million, or 11.6%, from fiscal 1998 to fiscal 1999, excluding non-recurring charges in both fiscal 1999 and fiscal 1998. The increase in fiscal 1999 was primarily related to the First Quarter Acquisitions and infrastructure added in the Knapp distribution channel since the first half of fiscal 1998. Growth in selling, general and administrative expenses in the primary business was $1.8 million, or 6.1%, in fiscal 1999, excluding the non-recurring charges discussed above.

  Operating Income.   Operating income for fiscal 1999 was $9.0 million, or 7.2%
of net sales, compared to $13.5 million, or 12.5% of net sales, for the period from February 27, 1997 through January 31, 1998. The decrease was attributable to the increased selling, general and administrative expenses as discussed above. Operating loss and operating loss as a percentage of net sales for the predecessor period January 26, 1997 through February 26, 1997 were $0.03 million and 0.3%, respectively. Operating income for the successor period included increased selling, general and administrative expenses, as discussed above, and additional depreciation and amortization of $0.8 million. The additional depreciation and amortization is primarily due to the increase in basis of goodwill, customer lists and other intangible and tangible assets capitalized as a result of the Fenway Acquisition, the Knapp Acquisition, the First Quarter Acquisitions and the Second Quarter Acquisition.

  Gain on Divestiture. Gain on divestiture for fiscal 1999 was $1.7 million which was related to the gain on the Dunham Sale discussed above.

  Interest Expense.   Interest expense for fiscal 1999 was $12.4 million
compared to $9.9 million for the period from February 27, 1997 through January 31, 1998, an increase of $2.5 million, or 25.3%. Interest expense for the predecessor period January 26, 1997 through February 26, 1997 was $0.2 million. Interest expense for the successor periods prior to April 25, 1998 reflect the additional indebtedness of the Company incurred in connection with the Fenway Acquisition and the Knapp Acquisition. The successor periods subsequent to April 24, 1998 reflect interest incurred in connection with the April 1998 Transactions.

  Income Tax Expense.   Income tax benefit was $0.07 million for fiscal 1999
compared to income tax expense of $1.7 million for the period from February 27, 1997 through January 31, 1998. Income tax benefit for the predecessor period January 26, 1997 through February 26, 1997 was $0.07 million. Income tax benefit for fiscal 1999 differs from that of the statutory income tax rate due primarily to nondeductible goodwill amortization. The Company recognized a state income tax benefit of $1.1 million from net operating loss carryforwards for fiscal 1999.

  The Company needs to generate $10.0 million of state taxable income to realize this benefit before expiration of the net operating loss carryforward periods, which begin in fiscal 2002 through fiscal 2019. The Company evaluates the adequacy of the valuation reserve and the realization of the deferred tax benefit on an ongoing basis. Management believes that future taxable income will more likely than not allow the Company to realize this benefit.

  Extraordinary Item.   For fiscal 1999, the Company recorded an extraordinary
loss of $4.0 million, net of a $2.9 million tax benefit, due to the early extinguishment of indebtedness resulting from the repayment of the Old Subordinated Notes and the Old Credit Facility in April 1998 in connection with the April 1998 Transactions.



Fiscal 1998 Compared to Fiscal 1997


Net Sales.   For comparability with prior periods, net sales for the predecessor and successor periods in fiscal 1998 have been discussed on a combined basis. Management believes that a combined discussion of predecessor and successor periods is reasonable and appropriate because there were no adjustments to net sales for a change in basis resulting from the Fenway Acquisition. The Company's net sales for fiscal 1998 increased to $118.7 million, an increase of $19.3 million, or 19.4%, compared to fiscal 1997. The increase was attributable to increased sales in the primary business of $6.2 million, or 7.1%, sales of $12.8 million from the operations of the Knapp brand sales channel and $2.0 million for the additional week in fiscal 1998. The increase was partially offset by a $1.7 million decrease in sales of Dunham brand products, the Company's wholesale division and private label.

  Gross Profit.   For comparability with prior periods, gross profit for the predecessor and successor periods in fiscal 1998 have been discussed on a combined basis. Management believes that a combined discussion of predecessor and successor periods is reasonable and appropriate because there were no adjustments to gross profit for a change in basis resulting from the Fenway Acquisition. The Company's gross profit increased to $59.8 million in fiscal 1998, an increase of $12.9 million, or 27.5%, compared to fiscal 1997. The increase in gross profit was primarily attributable to the increase in net sales. In addition, gross profit percentage increased 3.2% in fiscal 1998 compared to fiscal 1997. The increase in gross profit percentage was attributable to higher margin product sales of both Iron Age and Knapp branded products, through the higher margin shoemobile and retail store channels, and stable product costs.

   Selling, General and Administrative Expenses.   For comparability with prior
periods, selling, general and administrative expenses for the predecessor and successor periods in fiscal 1998 have been discussed on a combined basis. Management believes that a combined discussion of predecessor and successor periods is reasonable and appropriate because there were no adjustments to selling, general and administrative expenses for a change in basis resulting from the Fenway Acquisition. Selling, general and administrative expenses were $41.7 million in fiscal 1998, an increase of $10.4 million, or 33.2%, compared to fiscal 1997. The acquired Knapp sales channels contributed $5.8 million of this increase and the primary business contributed $2.5 million of this increase, which represented a percentage increase of 8.8% over fiscal 1997. Approximately $0.5 million of the increase was attributable to the Knapp manufacturing operation within Falcon and $1.0 million related to compensation payments to management in connection with the Fenway Acquisition. The additional week in fiscal 1998 contributed $0.6 million of the increase.


  Operating Income.   Operating income was $13.5 million and $12.9 million in
the period February 27, 1997 through January 31, 1998 and fiscal 1997, respectively. Operating income in the period February 27, 1997 through January 31, 1998 reflects the direct result of the Company's gains on both sales and margins. Operating income as a percentage of net sales was 12.5% in the period February 27, 1997 through January 31, 1998 and 13.0% in fiscal 1997. Operating loss and operating loss as a percentage of net sales for the predecessor period January 26, 1997 through February 26, 1997 were $0.03 million and 0.3%, respectively. Operating income as a percentage of net sales in the period February 27, 1997 through January 31, 1998 included additional amortization due to the increase in the basis of goodwill, customer lists and other intangible assets capitalized as a component of the purchase accounting related to the Fenway Acquisition and the Knapp Aquisition.


  Interest Expense.   Interest expense was $9.9 million in the period February
27, 1997 through January 31,

1998 and $3.6 million in fiscal 1997. Interest expense for the predecessor period January 26, 1997 through February 26, 1997 was $0.2 million. Interest expense for the period February 27, 1997 through January 31, 1998 reflects the increase in indebtedness of the Company incurred in connection with the Fenway Acquisition and the Knapp Acquisition.

  Income Tax Expense.   Income tax expense was $1.7 million in the period
February 27, 1997 through January 31, 1998 and $3.7 million in fiscal 1997. Income tax benefit for the predecessor period January 26, 1997 through February 26, 1997 was $0.07 million. Income taxes for the successor period reflect the effect of additional non-deductible goodwill amortization.


Liquidity and Capital Resources


  The Company's primary cash needs are working capital, capital expenditures and debt service. The Company anticipates that it may use cash in the future to finance acquisitions. The Company has financed cash requirements primarily through internally generated cash flow and funds borrowed under Holdings' and the Company's credit facilities.

  Net cash provided by operating activities was $1.0 million in fiscal 1999, as compared to net cash used for operating activities of $0.5 million in fiscal 1998 and net cash provided by operating activities of $9.1 million in fiscal 1997. The increase in cash provided by operating activities in fiscal 1999 is primarily the result of the decrease in inventory levels of $0.5 million, compared to an increase of $6.2 million in fiscal 1998, due to the Knapp Acquisition. The reduction in cash provided by operating activities in fiscal 1998 was the result of a one-time increase in inventory of $7.0 million related to the Knapp Acquisition. The major component of the increase in net cash generated by operating activities in fiscal 1997 was income before non-cash charges of $5.6 million, primarily due to increased income from operations.

  Excluding cash paid for acquisitions and proceeds from the divestiture, the Company's investing activities consisted of capital expenditures of $2.3 million in fiscal 1999 compared to $2.5 million in fiscal 1998 and $2.2 million in fiscal 1997. The Company's capital expenditures for fiscal 1999 included $0.2 million in remaining costs related to an addition to the Company's central distribution center building. The remaining $2.1 million in capital expenditures was related to improvements in retail stores, shoemobiles and equipment in the core business and installing the POS systems in stores and trucks acquired in connection with the First Quarter Acquisitions and the Second Quarter Acquisition.

  The Company's total working capital as of January 30, 1999 was $48.0 million. At January 31, 1998, working capital was $42.7 million. The primary reason for the increase to working capital was the elimination of the current portion of long term senior debt in connection with the April 1998 Transactions.

  Excluding cash paid for acquisitions, the Company used approximately $2.5 million from financing activities in fiscal 1999, due primarily to the April 1998 Transactions. In fiscal 1998, the Company generated cash of $3.7 million due primarily to borrowings under the Old Credit Facility. In fiscal 1997, the Company used $7.3 million for financing activities due primarily to principal payments on debt and the payment of a dividend.

  Cash flow from operations for fiscal 1999 was sufficient to cover debt service requirements under the New Credit Facility. Cash flow from operations for fiscal 1998 was sufficient to cover debt service requirements under the Old Credit Facility. The Company's ability to make scheduled payments of principal, or to pay the interest or premium (if any) on, or to refinance, its indebtedness (including the Senior Subordinated Notes), or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the New Credit Facility, will be adequate to meet the Company's anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on its indebtedness for the next several years. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowing will be available under the New Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Senior Subordinated Notes, or to make capital expenditures.

  As of January 30, 1999 the Company's debt consisted of the Senior Subordinated Notes, the New Credit Facility and certain other debt. As of January 30, 1999, the New Credit Facility consisted of a $35.0 million multiple draw acquisition term loan facility (the "New Acquisition Credit Facility") and approximately $30.0 million in revolving credit loans, letters of credit and swing line loans (the "New Revolving Credit Facility"). The Company's other debt of $1.0 million consisted of capital leases and other notes. As of January 30, 1999, approximately $11.7 million of the New Acquisition Credit Facility and approximately $11.0 million of the New Revolving Credit Facility were outstanding, and the Company had additional borrowing availability under the New Acquisition Credit Facility of $23.3 million and under the New Revolving Credit Facility of approximately $19.0 million. The New Credit Facility was amended effective March 5, 1999 to reduce the New Acquisition Credit Facility to $22.0 million. The New Acquisition Credit Facility matures in quarterly installments from July 2001 until final payment in April 2004. The New Revolving Credit Facility will mature in April 2004 and has no scheduled interim principal payments.


Year 2000 Issue


  Many existing computer systems use only two digits, rather than four, to represent a year. The Year 2000 issue arises because date-sensitive software or hardware written or developed in this manner may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in system failures or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities.

  The Company classifies its response to the Year 2000 Issue into five phases: inventory, assessment, renovation, validation and implementation. Inventory is the process in which all electronic/computer components are defined for all systems (information technology ("IT") and non-information technology ("non-IT")). Assessment is the process in which all components are classified as either compliant or non-compliant. Renovation is the process in which a system is upgraded, replaced or retired. Validation is the process in which compliant systems are tested within the Company's infrastructure to validate either the initial compliant assessment is correct or the upgrade or replacement from the renovation phase is compliant with the Company's infrastructure. Implementation is the process in which a compliant system is installed in the Company's production environment and is used to support business operations.

  The Company has completed the inventory, renovation and validation phases of its IT systems, and implemented these systems in March 1999. In the ordinary course of business, the Company upgraded applications software covering the main integrated system. As of January 30, 1999, the Company had expended $26,000 and has a total expected cost of $50,000 to renovate, validate and implement software to address the Year 2000 Issue. The cost is being funded out of operating cash flow with the entire amount being capitalized as new hardware and software.

  The Company's inventory and assessment of its non-IT systems (including telephone, heating/air conditioning, electricity and security systems) was completed by December 31, 1998. This is being followed by any required renovation in calendar 1999. The Company is using internal resources to address the Year 2000 Issue of its non-IT systems and has not incurred significant costs through January 30, 1999 and does not expect to incur significant costs in order to upgrade its non-IT systems. All validation and implementation of these non-IT systems is expected to be completed by mid-1999.

  The cost of systems implementation and Year 2000 modifications are based upon management's best estimates, which are derived utilizing numerous assumptions and future events, including continued availability of certain resources, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. As of January 30, 1999, the cost of bringing the Company's IT and non-IT systems into Year 2000 compliance is not expected to have a material effect on the Company's financial condition or results of operations.

  In addition to reviewing its internal systems, the Company has polled its major footwear and other vendors, to determine whether they are Year 2000 compliant or to identify any potential issues. As a result of this correspondence, management has no reason to believe that the Company's major footwear and other vendors will not be Year 2000 compliant. If the Company's customers and vendors do not achieve Year 2000 compliance before the end of 1999, the Company may experience a variety of problems which may have a material adverse effect on the Company. To the extent such vendors are not Year 2000 compliant by the end of 1999, such vendors may fail to deliver ordered materials and products to the Company and may fail to bill the Company properly and promptly. Consequently, the Company may experience delays in sourcing product to sell to its customers. The Company plans to address potential problems by identifying and arranging for alternate sources of supply. Due to the nature of its product, the Company does not believe it has any exposure contingencies related to the Year 2000 Issue for the products it has sold.


Recently Issued Accounting Standards



  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. This Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 30, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.



Inflation and Changing Prices


  The Company's sales and costs are subject to inflation and price fluctuations. However, they historically have not, and in the future are not expected to have, a material adverse effect on the Company's results of operations.


Forward Looking Statements


  When used in this Annual Report on Form 10-K, the words "believes", "anticipates", "expects" and similar expressions are used to identify forward looking statements. Such statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. The Company wishes to caution readers that the following important factors and others in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward looking statements made by the Company: (i) economic conditions in the safety shoe market, (ii) availability of credit,
(iii) increase in interest rates, (iv) cost of raw materials, (v) inability to maintain state-of-the-art manufacturing facilities, (vi) heightened competition, including intensification of price and service competition, the entry of new competitors and the introduction of new products by existing competitors, (vii) inability to capitalize on opportunities presented by industry consolidation,
(viii) loss or retirement of key executives, (ix) loss or disruption of the Company's relationships with its major suppliers, including the Company's largest supplier in China and (x) inability to grow by acquisition of additional safety shoe distributors or to effectively consolidate operations of businesses acquired.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.


  The Company is exposed to market risk primarily from changes in interest rates and foreign exchange rates.


  The following discussion of the Company's exposure to various market risks contains "forward looking statements" that are subject to risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in the circumstances and in light of information currently available to us. Nevertheless, because of the inherent unpredictability of interest rates and foreign currency translation rates, actual results could differ materially from those projected in such forward looking statements.


Interest Rates

     At January 30, 1999, the Company had fixed-rate debt totaling $101.0 million in principal amount and having a fair value of $76.0 million. These instruments are entered into for purposes other than trading. These instruments bear interest at a fixed rate and, therefore, do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $5.7 million if interest rates were to increase by 10% from their levels at January 30, 1999 (i.e., an increase from the weighted average interest rate of 9.9% to a weighted average interest rate of 10.9%).



     At January 30, 1999, the Company had floating-rate long-term debt totaling $22.7 million in principal amount and having a fair value of $22.7 million. These instruments are entered into for purposes other than trading. These borrowings are under the New Credit Facility (see "Notes to Consolidated Financial Statements-Note 7, Long-term debt"). If floating rates were to increase by 10% from their levels at January 30, 1999, the Company would incur additional annual interest expense of approximately $0.2 million.



     The Company has entered into interest rate swap agreements with a combined notional amount of $50.0 million to reduce its exposure to adverse fluctuations in interest rates relating to this floating-rate debt, rather than for trading purposes. The Company has not entered into any derivative financial instruments for trading purposes. If floating rates were to increase by 10% from their levels at January 30, 1999, the Company would incur additional interest expense of approximately $0.1 million after taking into account the effect of the interest rate swap agreements.



Foreign Exchange Rates

     A substantial majority of the Company's sales, expenses and cash flows are transacted in U.S. dollars. For the fiscal year ended January 30, 1999, sales denominated in currencies other than U.S. dollars (primarily Mexican peso and the Canadian dollar) totaled $6.6 million, or approximately 5.3% of total sales. Net income denominated in currencies other than U.S. dollars totaled $0.03 million, or approximately 2% of total net income before extraordinary item. An adverse change in exchange rates of 10% would have resulted in a decrease in sales of $0.7 million and an immaterial increase in net loss for the year ended January 30, 1999. The Company's subsidiaries that operate in Mexico and Canada have certain accounts receivable and payable accounts in their home currencies which can act to further mitigate the impact of foreign exchange rate changes. The Company has no foreign currency exchange contracts.

Item 8.  Financial Statements and Supplementary Data.




                              Iron Age Corporation
          (a wholly owned subsidiary of Iron Age Holdings Corporation)

                              Financial Statements


               Years ended January 30, 1999 and January 31, 1998



                                    Contents


Report of Independent Auditors............................................   18

Audited Financial Statements

Consolidated Balance Sheets................................................  19
Consolidated Statements of Income..........................................  20
Consolidated Statements of Stockholders' Equity............................  21
Consolidated Statements of Cash Flows......................................  22
Notes to Consolidated Financial Statements.................................  24

Schedule II-Valuation and Qualifying Accounts..............................  47

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors

Iron Age Corporation

We have audited the accompanying consolidated balance sheets of Iron Age Corporation and subsidiaries (a wholly owned subsidiary of Iron Age Holdings Corporation) (the "Company") as of January 30, 1999 and January 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 30, 1999. Our audits also included the financial statement schedule listed in the index at
Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iron Age Corporation and subsidiaries at January 30, 1999 and January 31, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



Ernst & Young LLP

Pittsburgh, Pennsylvania
March 15, 1999

                              Iron Age Corporation

          (a wholly owned subsidiary of Iron Age Holdings Corporation)

                          Consolidated Balance Sheets




                                                                         Successor
                                                            ----------------------------------
                                                                 January 30       January 31
                                                                    1999             1998
                                                            ------------------------------------
                                                                       (In Thousands)
Assets
Current assets:
 Cash and cash equivalents                                       $    508           $  2,060
 Accounts receivable, net                                          17,455             15,996
 Inventories                                                       36,681             36,841
 Prepaid expenses                                                   4,433              1,640
 Deferred income taxes                                                861                640
                                                            ------------------------------------
Total current assets                                               59,938             57,177

Other noncurrent assets                                               431                290
Property and equipment, net                                        11,008             10,479
Intangible assets, net                                            107,851            106,846
                                                            ------------------------------------
Total assets                                                     $179,228           $174,792
                                                            =====================================
Liabilities and stockholders' equity
Current liabilities:
 Current maturities of long-term debt                            $    544           $  3,699
 Accounts payable                                                   3,307              3,510
 Accrued expenses                                                   8,134              7,263
                                                            ------------------------------------
Total current liabilities                                          11,985             14,472

Long-term debt, less current maturities                           123,130             97,976
Other noncurrent liabilities                                          516                516
Deferred income taxes                                               5,728              6,949
                                                            ------------------------------------
Total liabilities                                                 141,359            119,913
Commitments and contingencies                                          --                 --
Redeemable preferred stock                                             --             17,031

Stockholders' equity:
Common stock, $1 par value, 1,000 shares authorized,
 issued and outstanding                                                  1                 1
Additional paid-in capital                                          44,466            38,086
Accumulated deficit                                                 (6,412)             (174)
Other comprehensive income                                            (186)              (65)
                                                            ------------------------------------
Total stockholders' equity                                          37,869            37,848
                                                            ------------------------------------
Total liabilities and stockholders' equity                        $179,228          $174,792
                                                            =====================================

See accompanying notes.

                              Iron Age Corporation
          (a wholly owned subsidiary of Iron Age Holdings Corporation)

                       Consolidated Statements of Income




                                                   Successor                    Predecessor
                                       ----------------------------------------------------------------
                                                            February 27      January 26
                                           Year ended      1997 through     1997 through      Year ended
                                           January 30       January 31       February 26      January 25
                                              1999             1998             1997             1997
                                       --------------------------------------------------------------------
                                                                 (In Thousands)
Net sales                                   $124,294        $107,769          $10,937          $99,360
Cost of sales                                 63,228          53,304            5,610           52,437
                                       --------------------------------------------------------------------
Gross profit                                  61,066          54,465            5,327           46,923

Selling, general and administrative           46,854          36,541            5,120           31,267
Depreciation                                   1,670           1,443              121            1,322
Amortization of intangible assets              3,523           2,983              117            1,429
                                       --------------------------------------------------------------------
Operating income (loss)                        9,019          13,498              (31)          12,905

Gain on divestiture                            1,678              --               --               --
Interest expense                              12,354           9,855              232            3,627
                                       --------------------------------------------------------------------
(Loss) income before income taxes             (1,657)          3,643             (263)           9,278
(Benefit) provision for income taxes             (67)          1,686              (68)           3,689
                                       --------------------------------------------------------------------
(Loss) income before extraordinary item       (1,590)          1,957             (195)           5,589
Extraordinary item, net of tax effect         (4,015)             --               --               --
                                       --------------------------------------------------------------------
Net (loss) income                          $  (5,605)      $   1,957          $  (195)         $ 5,589
                                       ====================================================================


See accompanying notes.

                              Iron Age Corporation
          (a wholly owned subsidiary of Iron Age Holdings Corporation)

                Consolidated Statements of Stockholders' Equity




                                                                          Retained
                                       Common Stock                       Earnings          Other
                                ------------------------    Paid-In     (Accumulated    Comprehensive
                                    Shares    Amounts       Capital       Deficit)          Income         Total
                                ------------------------------------------------------------------------------------
                                                        (In Thousands)
Predecessor
Balance at January 27, 1996          1,000     $ 1           $35,761       $6,296           $(244)         $41,814
  Net income                            --      --                --        5,589              --            5,589
  Capital contribution                  --      --             2,441           --              --            2,441
  Stock-based compensation              --      --             1,065           --              --            1,065
  Dividends paid on common
      stock                             --      --                --       (2,718)             --           (2,718)
  Foreign currency translation
      adjustment, net of tax            --      --                --           --              21               21
                                ---------------------------------------------------------------------------------------
Balance at January 25, 1997          1,000       1            39,267        9,167            (223)          48,212
  Net loss                              --      --                --         (195)             --             (195)
  Stock-based compensation              --      --             1,054           --              --            1,054
  Foreign currency translation
     adjustment, net of tax             --      --                --           --             (22)             (22)
                                ---------------------------------------------------------------------------------------
Balance at February 26, 1997         1,000     $ 1           $40,321       $8,972           $(245)         $49,049
                                =======================================================================================
Successor

Balance at February 27, 1997            --     $--           $    --       $   --           $  --          $    --
  Net income                            --      --                --        1,957              --            1,957
  Capital contribution               1,000       1            38,086           --              --           38,087
  Dividend accrued on
      preferred stock                   --      --                --       (2,131)             --           (2,131)
  Foreign currency translation
     Adjustment, net of tax             --      --                --           --             (65)             (65)
                                ---------------------------------------------------------------------------------------
Balance at January 31, 1998          1,000       1             38,086        (174)            (65)          37,848
  Net loss                              --      --                 --      (5,605)             --           (5,605)
  Capital contribution                  --      --              6,380          --              --            6,380
  Dividend paid on preferred
      stock                             --      --                 --        (633)             --             (633)
  Foreign currency translation
      adjustment, net of tax            --      --                 --          --            (121)            (121)
                                ---------------------------------------------------------------------------------------
Balance at January 30, 1999          1,000       $1           $44,466     $(6,412)          $(186)         $37,869
                                =======================================================================================


See accompanying notes.

                              Iron Age Corporation
          (a wholly owned subsidiary of Iron Age Holdings Corporation)

                     Consolidated Statements of Cash Flows




                                                                                 Successor                      Predecessor
                                                                      -----------------------------------------------------------
                                                                                       February 27      January 26
                                                                         Year ended   1997 through     1997 through    Year ended
                                                                         January 30    January 31      February 26     January 25
                                                                            1999          1998             1997           1997
                                                                      ----------------------------------------------------------
                                                                                             (In Thousands)
Operating activities
Net (loss) income                                                      $(5,605)          $1,957          $  (195)       $5,589
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
  Extraordinary item, net of tax                                         4,015               --               --            --
  Gain on divestiture                                                   (1,678)              --               --            --
  Depreciation and amortization                                          5,592            4,727              246         3,109
  Amortization of deferred financing fees included in interest             528              613               16           384
  Provision for losses on accounts receivable                             (107)              30               10            45
  Deferred income taxes                                                 (1,612)            (596)              --            82
  Stock-based compensation                                                  --               --            1,054         1,065
  Changes in operating assets and liabilities:
     Accounts receivable                                                  (405)             372             (954)         (688)
     Inventories                                                           502           (6,976)             797         1,558
     Prepaid expenses                                                       99              232               65          (143)
     Other noncurrent assets                                               (14)             (14)              20          (182)
     Accounts payable                                                     (981)          (1,375)            (573)          (19)
     Accrued expenses                                                      638             (882)             949        (1,657)
                                                                   --------------------------------------------------------------
Net cash provided by (used in) operating activities                        972           (1,912)           1,435         9,143

Investing activities
Net cash used in business acquisitions                                  (5,241)        (141,717)              --            --
Proceeds from divestiture                                                2,544               --               --            --
Purchases of property and equipment                                     (2,338)          (2,365)            (117)       (2,222)
                                                                   --------------------------------------------------------------

Net cash used in investing activities                                   (5,035)        (144,082)            (117)       (2,222)

Financing activities
Borrowing under revolving credit agreement                              49,150           44,450           (1,909)       93,617
Proceeds from senior term notes
                                                                            --           65,000               --            --
Proceeds from senior subordinated notes                                100,000           14,550               --            --
Contribution by Holdings                                                 6,380           40,000               --         2,441
Issuance of Preferred Stock                                                 --           14,900               --            --
Issuance of stock purchase warrants                                         --              100               --            --
Principal payments on debt                                            (127,683)         (23,531)            (357)     (100,352)
Payment of financing costs                                              (5,553)          (7,468)              --            --
Call premium on early extinguishment of old subordinated notes          (1,562)              --               --            --
Redemption of Holdings Series A Preferred Stock, including
 cumulative unpaid dividends                                           (17,664)              --               --            --
Dividend paid on common stock                                               --               --               --        (2,718)
Principal payments on capital leases                                      (333)            (328)             (33)         (305)
                                                                  --------------------------------------------------------------

Net cash provided by (used in) financing activities                      2,735          147,673           (2,299)       (7,317)
Effect of exchange rate changes on cash and cash equivalents              (224)            (110)             (37)           40
                                                                  --------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                        (1,552)           1,569           (1,018)         (356)
Cash and cash equivalents at beginning of year                           2,060              491            1,509         1,865
                                                                   -------------------------------------------------------------
Cash and cash equivalents at end of year                                $  508         $  2,060          $   491        $1,509
                                                                   =============================================================


                                                                  Successor                     Predecessor
                                                         ----------------------------------------------------------
                                                                        February 27       January 26
                                                           Year ended   1997 through     1997 through    Year ended
                                                           January 30    January 31       February 26    January 25
                                                              1999          1998              1997          1997
                                                         ----------------------------------------------------------
                                                                              (In Thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
 Interest                                                    $10,377        $  7,837         $552          $2,717
 Income taxes                                                  1,254           1,138            7           2,568

Supplemental schedule of noncash investing and financing
 activities
Capital lease agreements for equipment                       $   373        $    206         $ --          $  340
                                                           =========================================================
Assets acquired and liabilities assumed in connection with
 acquisitions:
  Fair value of assets acquired                              $ 6,626        $171,328         $ --          $   --
  Liabilities assumed                                         (1,236)        (21,946)          --              --
                                                           ---------------------------------------------------------
 Cash paid                                                     5,390         149,382           --              --
 Less fees and expenses                                         (149)         (7,468)          --              --
 Less cash acquired                                               --            (197)          --              --
                                                           ---------------------------------------------------------
 Net cash used in business acquisitions                      $ 5,241        $141,717         $ --          $   --
                                                           =========================================================



See accompanying notes.

                              Iron Age Corporation
          (a wholly owned subsidiary of Iron Age Holdings Corporation)

                   Notes to Consolidated Financial Statements

                     January 30, 1999 and January 31, 1998


1. Organization and Significant Accounting Policies

Organization and Activities

The accompanying consolidated financial statements include the accounts of Iron Age Corporation and its wholly owned subsidiaries, Falcon Shoe Mfg. Co. ("Falcon"), Iron Age Investment Company, Iron Age Mexico S.A. de C.V., Iron Age Canada Ltd., IA Vision Acquisition Co., and Safety Supplies and Service Company, Inc. (together, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company is a wholly owned subsidiary of Iron Age Holdings Corporation ("Holdings') which is majority-owned by Fenway Partners Capital Fund, L.P. (the 'Fenway Fund"). Holdings was acquired by the Fenway Fund and certain other investors, in partnership with certain members of management, effective February 26, 1997 (the "Fenway Acquisition") (see Note 2). The consolidated financial statements of the Company reflect Holdings' cost in the Company because the Company is a wholly owned subsidiary of Holdings and Holdings has no assets other than its investment in the Company.

The accompanying consolidated financial statements present the twelve-month period ended January 31, 1998 in two components. The period January 26, 1997 through February 26, 1997 includes the historical results of Iron Age Corporation prior to the Fenway Acquisition of Holdings and the period after February 26, 1997 includes the results of Iron Age Corporation after the Fenway Acquisition of Holdings. In these financial statements, Iron Age Corporation is referred to as the "Predecessor" prior to February 26, 1997 and as the "Successor" or the "Company" after such date.

Effective April 24, 1998, Holdings and the Company refinanced their old credit facility (the "Old Credit Facility") and the Company's old subordinated notes (the "Old Subordinated Notes") with a new credit facility (the "New Credit Facility"), 9-7/8% senior subordinated notes due 2008 (the "Senior Subordinated Notes"), and 12-1/8% senior discount notes due 2009 (the "Holdings Senior Discount Notes") (collectively, the "Transactions") (see Note 7).

The Company distributes and manufactures work footwear with operations concentrated in North America. As a percentage of sales, 97% and 3% of the Company's operations are related to distributing and manufacturing, respectively. The Company has one reportable segment, distribution of work footwear in the United States.

Fiscal Year

The Company's fiscal year ends on the last Saturday in January. The 1997 and 1999 fiscal years include 52 weeks. The combined periods of January 26, 1997 through February 26, 1997 and February 27, 1997 through January 31, 1998 include 53 weeks.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less at the time of original purchase to be cash equivalents.

Inventories

Approximately 93% and 96% of inventories at January 30, 1999 and January 31, 1998, respectively, are stated at the lower of last-in, first-out (LIFO) cost or market. The remaining inventories are stated at the lower of first-in, first-out
(FIFO) cost or market.

Catalog Costs

The Company produces periodic catalogs and amortizes the mailing and production costs over the related revenue stream, generally four to twelve months. The Company has $766,000 and $749,000 of unamortized catalog costs at January 30, 1999 and January 31, 1998, respectively. For the year ended January 30, 1999, the periods February 27, 1997 through January 31, 1998 and January 26, 1997 through February 26, 1997, and the year ended January 25, 1997, advertising expense recorded by the Company was $2,455,000, $1,801,000, $110,000, and $1,134,000, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method based on estimated useful lives, as follows:

     Building and improvements
                                                                        40 years
     Machinery and equipment
                                                                      3-10 years

Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease. Expenses for repairs, maintenance and renewals are charged to operations as incurred. Expenditures which improve an asset or extend its useful life are capitalized.

Intangible Assets

Goodwill--Goodwill represents the excess of amounts paid and liabilities assumed over the fair value of identifiable tangible and intangible assets acquired. This amount is amortized using the straight-line method over a period of 40 years. The Company evaluates the carrying value of goodwill for potential impairment on an ongoing basis. Such evaluation considers projected future operating results, trends and other circumstances. If factors indicated that goodwill could be impaired, the Company would use an estimate of the related undiscounted future cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable. If such an analysis indicated that impairment had occurred, the Company would adjust the book value of the goodwill to fair value.

Customer Lists--Customer lists represent the estimated cost of replacing the Company's customer base and are being amortized by the straight-line method over 15 years. The amortization period of 15 years approximates the Company's historical customer loss experience.

Deferred Financing Cost--Deferred financing costs relate to the costs of obtaining financing. These costs are being amortized over the period the related loans are outstanding.

Foreign Currency Translation

The assets and liabilities of the Company's foreign subsidiaries are measured using the local currency as the functional currency and are translated into U.S. dollars at exchange rates as of the balance sheet date. Income statement amounts are translated at the weighted average rates of exchange during the year. The translation adjustment is accumulated in "other comprehensive income." Foreign currency transaction gains and losses are included in determining net income. Such amounts are not material.

Revenue Recognition

Revenue from product sales is recognized at the time products are shipped.

Financial Instruments

The Company periodically enters into interest rate swap agreements to moderate its exposure to interest rate changes. The Company has effectively converted $25 million of its floating rate debt to a fixed rate basis and $25 million of its fixed rate debt to a floating rate basis. These agreements involve the receipt of fixed rate amounts in exchange for floating rate interest payments and floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in accrued interest. Based upon the terms of the agreements, the fair values of the swap agreements are not recognized in the financial statements. The fair value of the swap agreements are $225,000 and $(702,000) at January 30, 1999 and January 31, 1998, respectively. Approximately 41%, or $50 million, of the Company's outstanding long-term debt was subject to interest-rate swap agreements at January 30, 1999.

Stock-Based Compensation

Certain members of the Company's management are granted options to purchase stock in Holdings. Holdings recognizes stock-based compensation using the intrinsic value method. Compensation expense related to stock option grants is reflected in the Company's financial statements as a charge to income and as an addition to paid-in capital. For disclosure purposes, pro forma net income is provided as if the fair value method had been applied.

Income Taxes

Deferred income taxes are provided for the tax consequences of temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period of the enactment.

Other Comprehensive Income

As of February 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement No. 130 requires foreign currency translation gains and losses, which are reported separately in stockholders' equity, to be included in other comprehensive income. The adoption of this statement had no impact on the Company's net income or stockholders' equity.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification

Certain reclassifications have been made to the January 25, 1997 consolidated financial statements to conform to the January 31, 1998 and January 30, 1999 presentations.

2. Acquisitions and Divestiture

Iron Age Corporation (Predecessor)

On February 26, 1997, the Predecessor was acquired in a leveraged buyout transaction by Holdings through an acquisition corporation for approximately $143,550,000, including transaction costs of $6,962,000. Holdings was formed by Fenway Partners, Inc. ("Fenway") and other investors, including certain members of management, to effect the acquisition. The acquisition was financed by capital contributions of approximately $34,037,000 (net of carryover basis adjustment of $1,963,000), mandatorily redeemable preferred stock issued for $14,900,000 (the "Holdings Series A Preferred Stock"), common stock purchase warrants issued for $100,000, borrowings under the Old Credit Facility of $79,000,000, and the Old Subordinated Notes issued to certain Outside Investors (see Note 12) in the amount of $14,550,000 (net of a $450,000 discount).

The Fenway Acquisition of the Predecessor was accounted for under the purchase method of accounting because, on a fully diluted basis, 90% of the existing voting interest of Holdings common stock was acquired through a new holding company which was capitalized by a group of new shareholders, constituting a change in control of voting interest. The new holding company was capitalized through the issuance of 88,625 shares of common stock and was owned 100% by the Fenway Fund prior to the acquisition of Holdings. The new holding company was subsequently renamed Iron Age Holdings Corporation. Accordingly, the purchase price was allocated to the assets and liabilities assumed based on their relative fair values. However, since certain members of management had ownership in the Predecessor, the net assets acquired were recorded at the reinvesting stockholders' carryover basis. Therefore, in allocating the purchase price of the Company among its net assets, the difference between the fair values of the net assets acquired has been proportionately reduced by approximately $1,963,000 with such amount being charged against the gross stockholder's equity of $36,100,000. The adjustment to stockholder's equity represents the difference between the fair value of management's 10% ownership and the carryover basis. The Company recorded goodwill of approximately $84,073,000 in connection with the transaction, which is being amortized on a straight-line basis over 40 years. The 40 year amortization period was established based upon the characteristics of the Company, its distribution system and its products. Because of this purchase price allocation, the accompanying consolidated financial statements of the Company are not directly comparable to those of the Predecessor.

The Company's 1998 financial statements only include the Predecessor's operations from the date of acquisition.

Knapp Shoes, Inc.

On March 14, 1997, the Company acquired certain assets and assumed certain liabilities of Knapp Shoes, Inc. ("Knapp") for approximately $5,832,000, including transaction costs of approximately $506,000 (the "Knapp Acquisition"). The Knapp Acquisition was funded with capital contributions from Holdings of $4,000,000 and additional borrowings under the Old Credit Facility of $1,326,000. The results of operations for Knapp are included in the consolidated statement of income from the date of acquisition. Knapp was a distributor and manufacturer of safety footwear. The Knapp Acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price and transaction costs have been allocated to assets acquired and liabilities assumed based on their estimated fair values. The excess of consideration paid over the estimated fair value of assets acquired and liabilities assumed of approximately $4,885,000 is being amortized on the straight-line basis over 40 years. The Company has not provided selected unaudited pro forma information as if the Knapp Acquisition had occurred as of January 26, 1997 because the Knapp Acquisition was not a significant business combination.

Other Acquisitions

During the year ended January 30, 1999, the Company acquired the stock of Safety Supplies & Service Co., Inc., and acquired certain assets and assumed certain liabilities of Safety Depot Ltd., ACT Safety, Inc., J. Mars Knapp Shoes and Work-Saf, Inc. for approximately $5,390,000, including transaction costs of approximately $150,000. The results of operations are included from the date of the acquisitions. The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price and transaction costs have been allocated to assets acquired and liabilities assumed based upon their estimated fair values. The excess of consideration paid over the estimated fair value of assets acquired and liabilities assumed of approximately $2,849,000 is being amortized on the straight-line basis, over 40 years. The Company has not provided selected unaudited pro forma information as if these acquisitions had occurred as of January 26, 1997 because these acquisitions, individually and collectively, were not significant business combinations.

Divestiture

On September 9, 1998, the Company announced the sale of the Dunham product line and related trademarks to New Balance Athletic Shoes, Inc. and New Balance Trading Company, Ltd. ("New Balance"), effective August 31, 1998, for $2,000,000 and recorded a gain of $1,678,000. In conjunction with the sale, the Company's Falcon manufacturing subsidiary entered into a separate agreement whereby it agreed to a minimum two-year supply arrangement with New Balance and the sale of on-hand inventory.

3. Accounts Receivable

Accounts receivable are presented net of allowance for doubtful accounts of approximately $275,000 and $382,000 as of January 30, 1999 and January 31, 1998, respectively. The Company does not require collateral for its trade accounts receivable. Management continually evaluates its accounts receivable and adjusts its allowance for doubtful accounts for changes in potential credit risk. The Company serves a diverse customer base and believes there is minimal concentration of credit risk.

4. Inventories

The major components of inventories are as follows:

                                                                          Successor
                                                          --------------------------------------
                                                           January 30 1999      January 31 1998
                                                          --------------------------------------
                                                                       (In Thousands)
Finished products                                              $33,814               $33,527
Raw materials                                                    3,143                 3,470
                                                          --------------------------------------
                                                                36,957                36,997
Less excess of current cost over LIFO inventory value              276                   156
                                                          --------------------------------------
                                                               $36,681               $36,841
                                                          ======================================

5. Property and Equipment

Property and equipment consist of the following:

                                                                        Successor
                                                          --------------------------------------
                                                           January 30 1999      January 31 1998
                                                          --------------------------------------
                                                                     (In Thousands)
Land and buildings                                            $  3,217              $  3,158
Vehicles                                                         3,727                 3,047
Furniture and fixtures                                           1,234                   917
Machinery and equipment                                          5,471                 4,133
Leasehold improvements                                           1,060                   857
                                                          --------------------------------------
                                                                14,709                12,112
Less accumulated depreciation and amortization                   3,701                 1,633
                                                          --------------------------------------
Net property and equipment                                     $11,008               $10,479
                                                          ======================================

6. Intangible Assets

Intangible assets consist of the following:

                                                                        Successor
                                                          --------------------------------------
                                                            January 30 1999     January 31 1998
                                                          --------------------------------------
                                                                     (In Thousands)
Goodwill                                                     $  91,823             $  88,592
Customer lists                                                  17,188                16,150
Deferred financing costs                                         5,555                 5,518
Other                                                              234                   262
                                                          --------------------------------------
                                                               114,800               110,522
Less accumulated amortization                                    6,949                 3,676
                                                          --------------------------------------
                                                              $107,851              $106,846
                                                          ======================================

In connection with the Transactions, the Company expensed approximately $4,927,000 of unamortized deferred financing costs, related to the Old Credit Facility and the Old Subordinated Notes. Such costs are included in the Company's extraordinary loss, net of tax, for the fiscal year ended January 30, 1999. Financing costs incurred in connection with obtaining the Senior Subordinated Notes and the New Credit Facility of approximately $5,553,000 have been deferred by the Company as of January 30, 1999 and will be amortized over the periods the Senior Subordinated Notes and the New Credit Facility are outstanding (see Note 7).

7. Long-Term Debt

Long-term debt consists of the following:

                                                                       Successor
                                                          --------------------------------------
                                                            January 30 1999     January 31 1998
                                                          --------------------------------------
                                                                     (In Thousands)
9-7/8% Senior Subordinated Notes due 2008                     $100,000         $           -
New Credit Facility                                             22,700                     -
Old Credit Facility (retired):
  Working capital advance                                            -                23,000
  Term A Note                                                        -                18,500
  Term B Note                                                        -                19,850
  Term C Note                                                        -                24,813
Old Subordinated Notes (retired)                                     -                15,000
Other Notes                                                        178                   208
Capitalized lease obligations                                      796                   754
                                                                     -                     -
                                                          --------------------------------------
                                                               123,674               102,125
Less:
  Current maturities                                               544                 3,699
  Unamortized discount                                               -                   450
                                                          --------------------------------------
                                                              $123,130             $  97,976
                                                          ======================================

9-7/8% Senior Subordinated Notes Due 2008

On April 24, 1998, the Company issued $100,000,000 of Senior Subordinated Notes. The Company used the net proceeds from the issuance of the Senior Subordinated Notes, approximately $21,600,000 of borrowings under its New Credit Facility and approximately $1,200,000 of cash to (i) extinguish certain existing indebtedness, (ii) pay a dividend to Holdings of approximately $13,679,000 to redeem a portion of Holdings Series A Preferred Stock, and (iii) pay fees and expenses related to these transactions. These transactions resulted in the recording of an extraordinary loss during April 1998 of approximately $6,923,000, excluding related tax effect of $2,908,000. The extraordinary loss on the extinguishment of debt is comprised of prepayment penalties on the Old Credit Facility of $1,562,000; unamortized deferred financing fees of $4,927,000; and unamortized discount on the Old Subordinated Notes of $434,000.

The Senior Subordinated Notes accrue interest at the rate of 9-7/8% per annum and are payable semiannually in arrears on May 1 and November 1, commencing on November 1, 1998.

The Senior Subordinated Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company.

The Senior Subordinated Notes are redeemable at the option of the Company on and after May 1, 2003 at prices decreasing from 104.938% of the principal amount thereof to par on May 1, 2006 and thereafter. The Company is required to redeem the outstanding notes based upon certain events as described in the indenture for the Senior Subordinated Notes.

The indenture for the Senior Subordinated Notes requires the Company and its subsidiaries to comply with certain restrictive covenants, including a restriction on dividends and limitations on the incurrence of indebtedness, certain payments and distributions and sales of the Company's assets and stock.

Effective September 15, 1998, the Company filed a registration statement on Form S-4 under the Securities Act of 1933, as amended (the "Securities Act"), with respect to its offer to exchange an aggregate principal amount of up to $100,000,000 of its 9-7/8% Senior Subordinated Notes due 2008 (the "Exchange Notes"), which have been registered under the Securities Act, for a like principal amount of its Senior Subordinated Notes, which have not been so registered. The terms of the Exchange Notes are identical in all material respects to the Senior Subordinated Notes, except for certain transfer restrictions and registration rights relating to the Senior Subordinated Notes.

Concurrent with the Transactions, Holdings issued $45,140,000 principal amount at maturity of 12-1/8% Senior Discount Notes due 2009 ("Holdings Senior
Discount Notes"), the proceeds of which were used (i) to pay a dividend to Holdings' stockholders of $17,745,000, (ii) to redeem a portion of the Holdings Series A Preferred Stock, (iii) to make a capital contribution to the Company of approximately $2,245,000 for compensation payments to certain members of management, and (iv) to pay fees and expenses related to these transactions. The Holdings Senior Discount Notes accrete at a rate of 12-1/8% per annum compounded semiannually until May 1, 2003. No interest will accrue prior to May 1, 2003. Interest will accrue thereafter at a rate of 12-1/8% per annum and is payable semiannually in arrears on May 1 and November 1, commencing on November 1, 2003. The Holdings Senior Discount Notes mature on May 1, 2009 and will be serviced entirely by the cash flows of the Company.

Effective September 15, 1998, Holdings filed a registration statement on Form S-4 under the Securities Act with respect to its offer to exchange an aggregate principal amount of up to $45,140,000 at maturity of its 12-1/8% Senior Discount Notes due 2009 (the "Holdings Exchange Senior Discount Notes"), which have been registered under the Securities Act, for a like principal amount at maturity of its Holdings Senior Discount Notes, which have not been so registered. The terms of the Holdings Exchange Senior Discount Notes are identical in all material respects to the Holdings Senior Discount Notes, except for certain transfer restrictions and registration rights relating to the Holdings Senior Discount Notes.

New Credit Facility

On April 24, 1998, the Company entered into a $65,000,000 New Credit Facility with a syndicate of lenders and a financial institution, as agent for itself and the other lenders, that is comprised of a $30,000,000 revolving working capital facility and a $35,000,000 revolving acquisition facility. The revolving acquisition facility was amended on March 5, 1999 to reduce the borrowing commitment to $22,000,000. The working capital facility matures on April 24, 2004. The balance of the revolving acquisition facility converts into a term loan on April 30, 2001 and matures in quarterly installments from July 31, 2001 to April 30, 2004. Under the working capital facility, the Company has a $2,000,000 letter of credit and a $3,000,000 swing line facility which will expire April 24, 2004. Outstanding obligations under the letter of credit and the swing line facility were $294,000 and $0, respectively, at January 30, 1999.

Borrowings under the New Credit Facility may be used to fund the Company's working capital requirements, finance certain permitted acquisitions and general corporate requirements of the Company and pay fees and expenses related to the foregoing. The Company is required to pay a 0.4375% fee on the average daily unused portion of the New Credit Facility. The Company is also subject to mandatory prepayment terms as described in the New Credit Facility.

Borrowings under the New Credit Facility accrue interest, at the option of the Company, at either LIBOR plus 2.25% or the greater of the financial institution's prime rate and the federal funds rate plus 0.5%. Borrowings on the New Credit Facility accrue interest at 8.50% and 7.50% for prime rate borrowings and LIBOR borrowings, respectively, at January 30, 1999.

The Company has classified its borrowings under the New Credit Facility as long-term as of January 30, 1999 due to its ability and intent to maintain such borrowings on a long-term basis.

The New Credit Facility is guaranteed on a senior basis by Holdings and is collateralized by substantially all of the Company's and its subsidiaries' assets. The New Credit Facility contains certain covenants which require the Company to maintain leverage ratios, fixed charge coverage ratios and interest coverage ratios. The New Credit Facility further limits capital expenditures and sales of assets, declaration of dividends and other restricted payments, and additional indebtedness. The New Credit Facility also restricts the sale or transferring of the Company's assets or capital stock.

Old Credit Facility (Retired)

On February 26, 1997, the Company entered into the $100,000,000 Old Credit Facility with a financial syndicate of lenders and a financial institution, as agent for itself and the other lenders, that was comprised of a $23,000,000 working capital advance and three term notes (A, B and C) of $18,500,000, $19,850,000 and $24,813,000, respectively.

The Old Credit Facility obligations of $86,820,000, including accrued interest of $253,000, were extinguished with the proceeds of the Senior Subordinated Notes and the New Credit Facility on April 24, 1998.

Old Subordinated Notes (Retired)

On February 26, 1997, the Company issued the Old Subordinated Notes in the principal amounts of $10,000,000 and $5,000,000 at a discount. The Old Subordinated Notes of $15,000,000 were extinguished with the proceeds of the Senior Subordinated Notes and the New Credit Facility on April 24, 1998. The extinguishment required repayment premiums of $1,562,000 which are included in extraordinary loss, net of tax, for the year ended January 30, 1999. The unamortized debt discount of approximately $434,000 was also expensed in connection with the extinguishment of the Old Subordinated Notes and is included in the Company's extraordinary loss, net of tax, for the fiscal year ended January 30, 1999.

Other Notes

The Company has other notes of approximately $178,000 and $208,000 at January 30, 1999 and January 31, 1998, respectively. The notes will be paid during 1999. The notes accrue interest at 9.5%.

Future Maturities of Long-Term Debt

Five-year maturities of long-term debt are as follows (in thousands):

     2000                                                    $       544
     2001                                                            226
     2002                                                          2,760
     2003                                                          3,574
     2004                                                          4,400
     Thereafter                                                  112,170
                                                             -----------
                                                             $   123,674
                                                             ===========

8. Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents--The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Long-term debt and interest rate swaps--The carrying amounts of the Company's borrowings under its new credit facility, old credit facility, and old subordinated notes approximate their fair value. The fair values of the Company's senior subordinated notes are estimated based upon quoted market prices. The fair values of the Company's long-term debt and interest rate swaps are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of the Company's financial instruments at January 30, 1999 and January 31, 1998 are as follows:

                                                                               Successor
                                                   ------------------------------------------------------------------
                                                           January 30, 1999                 January 31, 1998
                                                   ------------------------------------------------------------------
                                                       Carrying                          Carrying
                                                        Amount        Fair Value          Amount         Fair Value
                                                   ------------------------------------------------------------------
                                                                            (In Thousands)
Cash and cash equivalents                            $       508     $       508         $  2,060          $2,060
9-7/8% Senior Subordinated Notes due 2008                100,000          75,000                -               -
New Credit Facility                                       22,700          22,700                -               -
Working capital advance (retired)                              -               -           23,000          23,000
Term notes (retired)                                           -               -           63,163          63,163
Old Subordinated Notes (retired)                               -               -           15,000          15,000
Other notes                                                  178             178              208             208
Interest rate swap agreements                                  -             225                _            (702)

9. Employee Benefit Plans

The Company and its subsidiary Falcon sponsor 401(k) profit sharing defined contribution pension plans. In connection with the Knapp Acquisition, the Company assumed a third 401(k) defined contribution plan which was merged into the Company's plan on December 31, 1998. Contributions to the plans are based on a percentage of profits, but may be increased or decreased at the discretion of the Board of Directors. The plans cover substantially all of its salaried employees. For the fiscal years ended January 30, 1999, and the periods February 27, 1997 through January 31, 1998 and January 26, 1997 through February 26, 1997, and for the year ended January 25, 1997, pension and profit sharing expenses were approximately $520,000, $820,000, $156,000, and $744,000 respectively.

10. Income Taxes

Income tax expense consisted of the following:

                                                    Successor                              Predecessor
                                      -------------------------------------------------------------------------------
                                                          February 27 1997     January 26 1997
                                          Year ended     through January 31   through February     Year ended
                                       January 30 1999          1998               26 1997       January 25 1997
                                      -------------------------------------------------------------------------------
                                                                      (In Thousands)
Income taxes:
   Current:
     Federal                                    $ 569             $2,306              $(66)               $2,958
     State                                        145                (24)               (2)                  649
                                      -------------------------------------------------------------------------------
                                                  714              2,282               (68)                3,607
   Deferred:
      Federal                                    (327)              (458)                -                    34
      State                                      (454)              (138)                -                    48
                                      -------------------------------------------------------------------------------
                                                 (781)              (596)                -                    82
                                      ===============================================================================
                                               $  (67)            $1,686              $(68)               $3,689
                                      ===============================================================================

A reconciliation of U.S. income tax computed at the statutory rate and actual expense is as follows:

                                                    Successor                              Predecessor
                                      -------------------------------------------------------------------------------
                                                          February 27 1997     January 26 1997
                                          Year ended     through January 31   through February         Year ended
                                       January 30 1999          1998               26 1997           January 25 1997
                                      -------------------------------------------------------------------------------
                                                                      (In Thousands)
Amount computed at statutory rate
                                                $(563)            $1,239                $(89)             $3,154
State and local taxes less
    applicable federal income tax
                                                 (203)              (107)                 (1)                460
Goodwill and other amortization
                                                  642                657                  26                 232
Other                                              57               (103)                 (4)               (157)
                                      ===============================================================================
                                              $   (67)            $1,686                $(68)             $3,689
                                      ===============================================================================

The components of the net deferred tax asset and liability are as follows:

                                                                                            Successor
                                                                             ----------------------------------------
                                                                               January 30 1999     January 31 1998
                                                                             ----------------------------------------
                                                                                         (In Thousands)
Deferred tax liabilities:
    Inventory                                                                        $2,244              $2,244
    Property and equipment                                                            1,147               1,088
    Customer lists                                                                    5,584               5,783
    Other                                                                               257                 349
                                                                             ----------------------------------------
Total deferred tax liabilities                                                        9,232               9,464

Deferred tax assets:
   Interest expense                                                                   2,016               2,016
   State net operating loss carryforwards                                             1,100                  -
   Inventory                                                                            556                 568
   Accrued expenses                                                                     553                 526
   Other                                                                                140                  45
                                                                             ----------------------------------------
Total deferred tax assets                                                             4,365               3,155
                                                                             ========================================
Net deferred tax liabilities                                                         $4,867              $6,309
                                                                             ========================================

State net operating loss carryforwards ("NOLs") were generated during the 1999 fiscal year. Approximately $831,000 relates to the state income tax benefit from extraordinary losses incurred in connection with the early debt extinguishment (see Note 7). The NOLs expire at various times beginning in fiscal 2002 through 2019.

11. Commitments and Contingencies

Purchase Commitments

The Company purchases the majority of its inventory through purchase order commitments which are denominated in U.S. dollars. The Company purchased approximately 24%, 20%, 17%, and 17% of its inventory from one vendor for the fiscal year ended January 30, 1999, and the periods February 27, 1997 through January 31, 1998 and January 26, 1997 through February 26, 1997, and the fiscal year ended January 25, 1997, respectively. At January 30, 1999 and January 31, 1998, the Company had outstanding inventory purchase commitments of approximately $16,189,000 and $15,275,000, respectively.

A significant amount of the Company's products are produced in the Far East. As a result, the Company's operations could be adversely affected by political instability resulting in the disruption of trade from the countries in which these suppliers are located or by the imposition of additional duties or regulations relating to imports or by the supplier's inability to meet the Company's production requirements.

Lease Commitments

The Company leases substantially all of its vehicles and certain other equipment and facilities. These leases are subject to renewal options for varying periods. Future minimum payments, by year and in the aggregate, under capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following:


                                                                               Capital Leases     Operating Leases
                                                                             ----------------------------------------
2000                                                                                 $   451            $  3,427
2001                                                                                     291               2,663
2002                                                                                     226               1,784
2003                                                                                      92               1,062
2004                                                                                      34                 707
Thereafter                                                                                 -                 811
                                                                             ----------------------------------------
Total minimum lease payments                                                           1,094             $10,454
                                                                                                 ====================
Less amounts representing interest                                                       298
                                                                             --------------------
Present value of future minimum lease payments                                           796
Less current maturities of capital lease obligations                                     366
                                                                             ====================
Capital lease obligations                                                            $   430
                                                                             ====================

Operating lease expense under such arrangements was approximately $3,972,000, $3,785,000, $203,000, and $2,271,000, for the fiscal year ended January 30,
1999, the periods February 27, 1997 through January 31, 1998 and January 26, 1997 through February 26, 1997, and the year ended January 25, 1997, respectively.

At January 30, 1999 and January 31, 1998, property and equipment include capitalized vehicle leases of approximately $1,627,000 and $1,223,000, respectively, and accumulated amortization of approximately $592,000 and $315,000, respectively.

Litigation

The Company is involved from time to time in lawsuits that arise in the normal course of business. The Company actively and vigorously defends all lawsuits. Management believes that there are no lawsuits that will have a material effect on the Company's financial position, results of operations or liquidity.

12. Redeemable Preferred Stock and Stock Purchase Warrants

Effective February 26, 1997, in connection with the Fenway Acquisition described in Note 2, Holdings authorized 10,000 shares and issued to New York Life Insurance Company and American Home Assurance Company (the "Outside Investors") 1,500 shares of Series A nonvoting, cumulative, redeemable preferred stock with a par value of $.01 per share (the "Holdings Series A Preferred Stock") for consideration of $14,900,000, with a liquidation preference of $10,000 per share. Dividends are cumulative at an annual rate of 15.5% and are payable in cash or, at the option of Holdings, in whole or in part in additional Holdings Series A Preferred Stock. The Holdings Series A Preferred Stock ranks senior to all classifications of stock. The Holdings Series A Preferred Stock is optionally redeemable at any time, and mandatorily redeemable on February 26, 2007, upon not less than ten days notice at a redemption price equal to the liquidation preference thereof plus accrued and unpaid dividends to the redemption date. The Holdings Series A Preferred Stock, including accrued and unpaid dividends of $2,764,000, was redeemed with a portion of the proceeds of the New Credit Facility, the Holdings Senior Discount Notes and the Senior Subordinated Notes.

In connection with the Fenway Acquisition and the Knapp Acquisition described in
Note 2 and in conjunction with the issuance of preferred stock described above, Holdings issued to the Outside Investors 9,818 shares of Holdings common stock for an aggregate consideration of approximately $3,570,000, or $363.64 per share, and common stock purchase warrants ("Warrants") to acquire 6,962 shares of Holdings common stock for an aggregate consideration of $100,000. The Warrants can be exercised at any time through February 26, 2007 for an exercise price of approximately $186 per share. The value ascribed to the Warrants to purchase the Holdings common stock in the Securities Purchase Agreement dated February 26, 1997 among Holdings, the Company and the preferred stockholders resulted in a corresponding discount of $100,000 to the Holdings Series A Preferred Stock and an addition to paid-in capital of approximately $100,000. The discount is being amortized over the life of the preferred stock using the straight-line method. The addition to paid-in capital is net of tax of approximately $40,000.

13. Stock Options

Successor

The 1997 Stock Option Plan (the "Option Plan") provides for the granting of either incentive stock options or nonqualified stock options to purchase shares of Holdings common stock and for other stock-based awards to officers, directors, key employees, consultants and advisors who, in the opinion of Holdings' Board of Directors are in a position to make a significant contribution to the success of Holdings and its subsidiaries. The Option Plan authorized the issuance of options to purchase up to an aggregate of 20,245 shares of Holdings common stock; 11,528 of which shall be for Series A Options and 8,717 of which shall be for Series B Options.

Nonqualified Series A Options of 11,528 were granted to certain officers of the Company in connection with the Fenway Acquisition effective February 26, 1997 in exchange for options to acquire shares of the Predecessor to Holdings. The exercise price of Series A Options is approximately $36 per share and represents the difference between the fair market value of Holdings' common stock at the date of grant and the total fair value of the exchanged options which was recognized as a capital contribution to Holdings of approximately $3,772,700, or approximately $328 per share. The total fair value of the exchanged options was recognized as a capital contribution to Holdings because the exchanged options represented a portion of the purchase price of Holdings. The basis used to determine the fair market value of Holdings common stock was the purchase price paid by the Fenway Fund as of the date of the Fenway Acquisition, which was the date of grant of the Series A Options. The Series A Options are fully vested and exercisable as of January 30, 1999 and January 31, 1998.

Nonqualified Series B Options of 8,567 were granted in August 1997 in connection with the Fenway Acquisition to certain officers of the Company. Approximately 65% of the options become exercisable ("Series B Basic"), subject to the achievement of certain target earnings and continued employment, at the rate of 20% per year commencing with the Company's fiscal year ended January 31, 1998. The remaining 35% of Series B Options ("Series B Extra") vest upon a change of Company control and the attainment of certain internal rate of return objectives by Holdings' stockholders as defined in the Option Plan. The exercise price of Series B Options granted in August 1997 was approximately $364 per share at the time such Series B Options were granted. On April 24, 1998, in connection with the Transactions, the exercise price of Series B Options that were not vested as of April 24, 1998 was reduced. The exercise price of (i) Series B Options of 7,465 that were not vested (as such term is defined in the Option Plan) as of April 24, 1998 is approximately $186 per share and (ii) Series B Options of 1,102 that were vested (as such term is defined in the Option Plan) as of April 24, 1998 is approximately $364 per share. Holdings will recognize compensation expense related to the Series B Options based upon the difference between the estimated fair value of Holdings' common stock and the exercise prices of $186 or $364, respectively, upon the achievement of certain target earnings and continued employment as defined in the Option Plan. No additional Series B options vested during the year ended January 30, 1999.

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. At January 31, 1998 and January 30, 1999, no compensation cost has been recognized in the Company's financial statements.

Had compensation cost for the Company's stock option plan been determined based on the fair value of such awards at the grant date, consistent with the methods of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, the Company's total net income would have been as follows:

                                                                                                  February 27 1997
                                                                             Year ended January  through January 31
                                                                                   30 1999              1998
                                                                             ----------------------------------------
                                                                                         (In Thousands)
Net income:
   As reported                                                                      $(5,605)             $1,957
   Pro forma                                                                         (5,683)              1,801

The fair values of options granted in February and August 1997 were estimated using the minimum value option-pricing model based on the following assumptions:

         Risk-free interest rate                                         6.0
         Dividend yield                                                  0.0
         Expected life                                               3 years
         Volatility                                           Not applicable

A summary of the status of the shares under the Company's stock option plan is as follows:

                                                                                                 February 27 1997
                                                                            Year ended January  through January 31
                                                                                  30 1999              1998
                                                                            ----------------------------------------
Outstanding, beginning of year                                                       20,245                   -
Granted                                                                                   -              20,245
Expired and forfeited                                                               (1,107) (1)               -
                                                                            ----------------------------------------
Outstanding, end of year                                                             19,138              20,245
                                                                            ========================================
Options exercisable at end of year                                                   12,560              12,660
                                                                            ========================================

(1) Subject to re-vesting in fiscal 2000.

Additional information regarding stock options granted in connection with the 1997 stock option plan is outlined below:

                                                                                    February 27, 1997 through
                                            Year ended January 30, 1999                  January 31, 1998
                                       -------------------------------------- ---------------------------------------
                                                     Series B     Series B                   Series B     Series B
                                        Series A       Basic        Extra      Series A       Basic         Extra
                                       ------------ ------------ ------------ ------------ ------------- ------------
Weighted average fair value of
   options at grant date                       5           51           26            5           51            26
Weighted average exercise price of
   all outstanding options                    36          228          186           36          364           364
Weighted average exercise price of
   options exercisable                        36          364            -           36          364             -
Weighted average exercise price of
   expired and forfeited options               -          186            -            -            -             -
Weighted average remaining
   contractual life of options
   outstanding                               8.1          8.1          8.1          9.1          9.1           9.1
Options outstanding at end of year        11,528        4,552        3,058       11,528        5,659         3,058
Options exercisable at end of year        11,528        1,032            -       11,528        1,132             -


Predecessor

The Predecessor had an option plan (the "Prior Plan") for eligible officers and key management personnel. The Prior Plan authorized the issuance of up to 12,212 shares of Predecessor's Class A common stock. A summary of Predecessor's stock option activity and related information for the period January 26, 1997 through February 26, 1997 and the fiscal year ended January 25, 1997 is as follows:

                                                                  January 26, 1997
                                                                        through                Year ended
                                                                  February 26, 1997         January 25, 1997
                                                               ----------------------------------------------------
                                                                              Weighted                  Weighted
                                                                              Average                   Average
                                                                              Exercise                  Exercise
                                                                 Options       Price       Options       Price
                                                               ----------------------------------------------------
Outstanding, beginning of year                                    12,212     $     62       11,595     $     62
Granted                                                                -                       617           62
Exercised                                                         12,212           62            -
                                                               -------------             -------------
Outstanding, end of year                                               -                    12,212
                                                               =============             =============
Exercisable, end of year                                               -                     9,536
                                                               =============             =============
Weighted average fair value of options granted during the year                             $   611

For the period January 26, 1997 through February 26, 1997 and the year ended January 25, 1997, the Predecessor recognized compensation expense of $1,054,000 and $1,065,000, respectively for vesting of stock options and warrants issued to employees in accordance with APB Opinion No. 25, based on the intrinsic value between the exercise prices of performance-based and fixed options grants and the fair value of the Predecessor's common stock at the measurement dates.

Had compensation expense for the Prior Plan been determined based on the fair value of stock option awards at the grant date, consistent with the methods of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, Predecessor's net income on a pro forma basis for the period January 26, 1997 through February 26, 1997 and the year ended January 25, 1997, would have been as follows:

                                                                                  January 26 1997
                                                                                      through         Year ended
                                                                                  February 26 1997  January 25 1997
                                                                                  -----------------------------------
                                                                                            (In Thousands)
Net (loss) income before stock options and warrants                                    $   (195)         $ 5,589
Recorded APB No. 25 compensation expense                                                 (1,054)          (1,065)
Pro forma compensation expense from stock options and warrants:
     Fiscal year ended January 27, 1996 grant                                               108              108
     Fiscal year ended January 25, 1997 grant                                                 -              355
                                                                                  ===================================
Pro forma net income                                                                   $    751          $ 6,191
                                                                                  ===================================

The fair value of options granted under the Prior Plan were estimated using the minimum value option-pricing model based on the following assumptions for all periods presented:

         Risk-free interest rate                                       6.0
         Dividend yield                                                0.0
         Expected life                                             3 years
         Volatility                                         Not applicable

14. Related Party Transactions

Fenway provides management services to Holdings and the Company pursuant to an amended and restated management agreement (the "Management Agreement") among Holdings, the Company and Fenway. Fenway is an affiliate of the Fenway Fund, the principal stockholder of Holdings. Pursuant to the Management Agreement, Fenway provides Holdings and the Company with general management, advisory and consulting services with respect to the Company's business and with respect to such other matters as the Company may reasonably request from time to time, including, without limitation, strategic planning, financial planning, business acquisition and general business development services. Prior to the Fenway Acquisition, a similar agreement was in effect with Butler Capital Corporation. The Company paid management fees of $250,000, $250,000, $0, and $132,000, in the fiscal years ended January 30, 1999, and the periods February 27, 1997 through January 31, 1998 and January 26, 1997 through February 26, 1997, and the year ended January 25, 1997, respectively, for management and other advisory services. In addition, the Company has reimbursed Fenway for certain related expenses incurred in connection with rendering such services in an amount equal to $16,000 for the year ended January 30, 1999 and $80,000 for the 11 months ended January 31, 1998.

In connection with the Fenway Acquisition and the Knapp Acquisition, the Company paid $2,070,000 and $200,000, respectively, to Fenway for financial advisory fees.

Holdings, the Fenway Fund, the Outside Investors, Company management and all of the other stockholders and option holders of Holdings are party to a stockholders' agreement (the "Stockholders' Agreement") that, among other things, provides for tag-along rights, take-along, rights, registration rights, restrictions on the transfer of shares held by parties to the Stockholders' Agreement, certain rights of first refusal for Holdings and certain preemptive rights for certain stockholders. The Stockholders' Agreement also provides that the parties thereto will vote their shares in the same manner as the Fenway Fund in connection with certain transactions and that the Fenway Fund will be entitled to fix the number of directors of Holdings. Pursuant to the Stockholders' Agreement, the Fenway Fund is entitled to designate a sufficient number of directors to maintain a majority of the board of directors of Holdings and Donald R. Jensen is entitled to designate one director.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             IRON AGE CORPORATION
                               January 30, 1999

             COL. A                       COL. B                    COL. C                    COL. D               COL. E
---------------------------------     ---------------    -----------------------------    --------------------------------------
                                                                  Additions
                                                         -----------------------------
                                                                         Charged to
                                        Balance at        Charged to        Other
                                       Beginning of        Costs and      Accounts-         Deductions-        Balance at End
          Descriptions                    Period           Expenses       Describe           Describe             Of Period
---------------------------------     ---------------    -------------- --------------    ----------------    ------------------
Year ended January 30, 1999:
  Deducted from assets accounts:
     Allowance for doubtful
     accounts....................      $  382,000         $  151,000          -            $ 258,000 (1)            $ 275,000


Year ended January 31, 1998:
  Deducted from assets accounts:
     Allowance for doubtful
     accounts....................      $  352,000         $    40,000         -            $   10,000 (2)           $ 382,000

Year ended January 25, 1997:
  Deducted from assets accounts:
     Allowance for doubtful
     accounts.....................     $  307,000         $    45,000         -                  -                  $ 352,000

(1) Uncollectible accounts written off, net of recoveries and adjustments related to the Dunham Sale.
(2)  Uncollectible  accounts  written  off, net of recoveries.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                   Part III

Item 10.  Directors and Executive Officers of the Registrant.

     The following table sets forth certain information regarding the Company's directors and executive officers, including their respective ages, as of April 26, 1999.

  Name                        Age   Position
Donald R. Jensen..........     61   Chairman and Director

William J. Mills..........     39   Chief Executive Officer,  President and Director

Keith A. McDonough........     40   Executive Vice President and Chief Financial Officer

Theodore C. Johanson......     61   President and Chief Executive Officer, Falcon Shoe Mfg. Co.

Peter Lamm................     47   Director

Andrea Geisser............     56   Director

John B. Ayer..............     37   Director

Reza R. Satchu                 29   Director

     Donald R. Jensen has been Chairman of the Company since 1994 and a director of the Company since 1990. Mr. Jensen retired as Chief Executive Officer of the Company on February 1, 1999. He joined the Company as President and Chief Executive Officer in 1986. Prior to that time, Mr. Jensen worked in the automotive parts supply business from 1960 to 1970 and held various positions with Endicott Johnson Corporation from 1970 to 1985, beginning as a territory salesman. At Endicott Johnson Corporation, he served as Vice President in charge of the product development, importing, athletic footwear and rubber footwear divisions and became Executive Vice President in 1985.

     William J. Mills became Chief Executive Officer of the Company on February 1, 1999. Immediately prior to this date, Mr. Mills was President and Chief Operating Officer of the Company. Mr. Mills became a director of the Company in 1995. Mr. Mills joined the Company in 1987 as a District Manager before moving on to manage all national accounts and assume the position of National Sales Manager. He was promoted to regional Vice President of Sales in 1991 and to Executive Vice President in 1994. Prior to 1987, he held various positions at Endicott Johnson in product development, sales, importing and sales management.

     Keith A. McDonough is Executive Vice President and Chief Financial Officer of the Company. Mr. McDonough joined the Company in 1981. He was appointed to Executive Vice President of the Company in May 1997 and has been the Company's Chief Financial Officer since 1990. Mr. McDonough is responsible for all corporate financial matters, including financial reporting, banking and banking relationships, subsidiary financial oversight and information technology. Mr. McDonough also manages acquisition forecast development and financial accountability implementation.

     Theodore C. Johanson joined Iron Age as President and Chief Executive Officer of Falcon in August 1994 when Falcon was acquired by the Company. Mr. Johanson, the founder and President of Falcon since 1963, brings management and manufacturing expertise to the Iron Age Team. He served Eagle Shoe Manufacturing Co. as a machine operator, Industrial Engineer, Assistant Factory Superintendent and Salesman from 1954 until founding Falcon. Mr. Johanson currently serves as a director of KSB Bancorp, Inc.

Peter Lamm became a director of the Company in 1997. Mr. Lamm is Chairman and Chief Executive Officer of Fenway, a New York-based direct investment firm for institutional investors with a primary objective of acquiring leading middle-market companies. From February 1982 to April 1994, Mr. Lamm was a member of Butler Capital Corporation, a private investment firm, most recently as Senior Direct Investment Officer and Managing Director. Mr. Lamm currently serves as a director of Aurora Foods, Inc., Simmons Company, Delimex, CT Farm & Country and Blue Capital.

     Andrea Geisser became a director of the Company in 1997. Mr. Geisser has been a Managing Director of Fenway since its formation in 1994. From February 1989 to June 1994, Mr. Geisser was a Managing Director of Butler Capital Corporation. From 1986 to 1989, Mr. Geisser served as a Managing Director of Onex Investment Corporation, the largest Canadian leveraged buyout company. Mr. Geisser currently serves as a director of Aurora Foods, Inc., Simmons Company, Decorative Concepts, New Creative Enterprises and Valley Recreation Products.

     John B. Ayer became a director of the Company in February 1999. Mr. Ayer has been a Principal of Fenway since February 1998. Prior to that time, Mr. Ayer was a partner at the law firm of Ropes & Gray, Boston, Massachusetts from November 1996 until January 1998, and an associate at that firm from September 1987 until October 1996.

     Reza R. Satchu became a director of the Company in April 1999. Mr. Satchu has been a Vice President of Fenway since December 1997 and was an Associate of Fenway from May 1996 until November 1997. Prior to that time, Mr. Satchu was a financial analyst in the high yield finance and restructuring group at Merrill Lynch & Co.

     All directors are elected and serve until a successor is duly elected and qualified or until the earlier of his death, resignation or removal. There are no family relationships between any of the directors or executive officers of Holdings or Iron Age. The executive officers of the Company are elected by and serve at the discretion of the Board of Directors.

Item 11.  Executive Compensation.

         The following table sets forth information concerning the compensation earned for the fiscal years ended January 30, 1999 and January 31, 1998 by Mr. Jensen, the Company's Chairman, and the four other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers").

                                            Summary Compensation Table

                                                                                     Long Term        All Other
                                                         Annual Compensation      Compensation($)  Compensation($)
                                                    --------------------------------------------------------------
                                                                                     Number of
                                                                                     Securities
                                                                                     Underlying
Name and Position                         Year (1)     Salary ($)      Bonus($)      Options(2)
Donald R. Jensen (3)....................    1998         404,740      554,900(5)       9,351.60     9,956(7)
Chairman                                    1999         397,961    1,488,774(6)              -    23,307(8)

William J. Mills (4)....................    1998         167,857      237,200(9)       3,189.75     9,956(7)
President and Chief Executive Officer       1999         172,780      431,394(10)             -    11,085(11)

Keith A. McDonough......................    1998         118,269      224,760(9)       3,129.75    7,464(13)
Executive Vice President and                1999         122,777     416,495(12)              -   10,437(14)
Chief Financial Officer

William J. Taaffe (15)..................    1998          99,176      206,100(9)       1,617.89    6,301(17)
President and Chief Operating Officer of    1999         101,842      160,116(16)             -   10,609(18)
Knapp Division

Theodore C. Johanson....................    1998         193,123      20,000(19)         200.00    5,075(21)
President and Chief Executive Officer,      1999         191,361      39,079(20)              -    4,485(22)
Falcon

(1) 1999: Fiscal year ended January 30, 1999. 1998: Fiscal year ended January 31, 1998.
(2)  Options to acquire common stock of Holdings.
(3) In addition to serving as Chairman of the Company, Mr. Jensen also served as the Company's's Chief Executive Officer until February 1, 1999.
(4) Prior to February 1, 1999, Mr. Mills served as President and Chief Operating Officer of the Company.
(5) Includes $275,000 bonus paid by Iron Age in connection with the Fenway Acquisition.
(6) Includes $1,202,966 bonus paid by Iron Age in connection with the April 1998 Transactions.
(7) Includes Iron Age allocations of $9,309 under defined contribution plan for the plan year ended December 31, 1997 and group term life insurance premiums of $647 paid by Iron Age during the plan year ended December 31, 1997.
(8) Includes Iron Age allocations of $6,020 under defined contribution plan for the plan year ended December 31, 1998 and group term life insurance premiums of $3,510 paid by Iron Age during the plan year ended December 31, 1998.
(9) Includes $175,000 bonus paid by Iron Age in connection with the Fenway Acquisition.
(10) Includes $367,881 bonus paid by Iron Age in connection with the April 1998 Transactions.
(11) Includes Iron Age allocations of $6,020 under defined contribution plan for the plan year ended December 31, 1998 and group term life insurance premiums of $330 paid by Iron Age during the plan year ended December 31, 1998.
(12) Includes $365,685 bonus paid by Iron Age in connection with the April
     1998 Transactions.
(13) Includes Iron Age allocations of $6,948 under defined contribution plan for the plan year ended December 31, 1997 and group term life insurance premiums of $516 paid by Iron Age during the plan year ended December 31, 1997.

(14) Includes Iron Age allocations of $6,020 under defined contribution plan for the plan year ended December 31, 1998 and group term life insurance premiums of $386 paid by Iron Age during the plan year ended December 31, 1998.
(15) Mr. Taaffe resigned effective January 13, 1999.
(16) Includes $128,360 bonus paid by Iron Age in connection with the April 1998 Transactions.
(17) Includes Iron Age allocations of $5,865 under defined contribution plan for the plan year ended December 31, 1997 and group term life insurance premiums of $436 paid by Iron Age during the plan year ended December 31, 1997.
(18) Includes Iron Age allocations of $5,632 under defined contribution plan for the plan year ended December 31, 1998 and group term life insurance premiums of $310 paid by Iron Age during the plan year ended December 31, 1998.
(19) Includes $20,000 bonus paid by Iron Age in connection with the Fenway Acquisition.
(20) Includes $7,321 bonus paid by Iron Age in connection with the April 1998 Transactions.
(21) Represents Falcon allocations under defined contribution plan for the plan year ended December 31, 1997.
(22) Represents Falcon allocations under defined contribution plan for the year ended December 31, 1998.


Aggregated Fiscal Year-End Option Values

     The following table sets forth information concerning the value of unexercised stock options at the end of fiscal 1999 for the Named Executive Officers.

                                     Aggregated Fiscal Year-End Option Values

                                               Number of Securities
                                                    Underlying            Value of
                                                    Unexercised         Unexercised
                                                    Options at          In-the-Money
                                               Fiscal Year End(#)(1)      Options
                                                                      at Fiscal Year
                                                                         End($)(2)
                                                   Exercisable/        Exercisable/
Name                                               Unexercisable       Unexercisable
Donald R. Jensen
     Series A...................                    6,404.83/0            1,188,224/0
     Series B--Basic B...........                  339.60/1,018.40           0/0
     Series B--Extra B...........                    0/1,248.77              0/0
William J. Mills
     Series A...................                    1,929.75/0           358,007/0
     Series B--Basic B...........                      132/396               0/0
     Series B--Extra B...........                       0/600                0/0
Keith A. McDonough
     Series A...................                    1,929.75/0           358,007/0
     Series B--Basic B...........                      120/360               0/0
     Series B--Extra B...........                       0/600                0/0
William J. Taaffe
     Series A...................                     617.89/0            114,631/0
     Series B--Basic B...........                      100/300               0/0
     Series B--Extra B...........                       0/500                0/0
Theodore C. Johanson
     Series B--Basic B...........                      40/120                0/0

(1) Options to acquire common stock of Holdings.
(2) Value based on assumed value at January 30, 1999 of $185.52 per share.

    Compensation of Directors

     The Company pays no compensation to its independent directors and pays no additional remuneration to its employees or to executives of the Company for serving as directors.

Employment Agreements

        Mr. Jensen is currently employed as Chairman of the Board of Directors of the Company pursuant to an agreement dated February 26, 1997. Under this agreement, Mr. Jensen is entitled to receive an annual salary of $250,000. In addition, Mr. Jensen is eligible for an annual bonus of up to $100,000 determined by the Company's achievement of EBITDA targets. If Mr. Jensen is terminated other than for cause or resigns voluntarily for good reason, he is entitled to receive continued salary until December 31, 2001 and continued coverage under group health plans for himself and his spouse until his 65th birthday, or until his spouse's 65th birthday if he dies prior to age 65. If Mr. Jensen's employment is terminated by reason of his death and he is survived by his spouse, his surviving spouse is entitled to receive a continuation of his salary until the month of his 62nd birthday and continued coverage under group health plans until her 65th birthday. If Mr. Jensen's employment is terminated by reason of his incapacity, Mr. Jensen is entitled to receive continued salary less amounts received by him under group disability plans and social security disability benefits until earlier of his death or his 65th birthday and continued coverage under group health plans for him and his spouse until his 65th birthday if he dies prior to age 65.

        Mr. Mills is currently employed by the Company pursuant to an agreement dated November 20, 1995. Under this agreement, which is extended from year to year in the absence of a notice of non-renewal given at least 90 days prior to end of each fiscal year, Mr. Mills receives an annual salary of $210,000, subject to annual increases, and is eligible for a bonus of not less than $75,000 based upon the Company's achievement of EBITDA targets. If Mr. Mills is terminated other than for cause or resigns voluntarily for good reason, he is entitled to receive continued salary for 18 months and continued coverage under group health plans for one year following his termination or resignation. If Mr. Mills' employment is terminated by reason of his death and he is survived by his spouse, his surviving spouse is entitled to receive continued coverage under group health plans until the earlier of her 65th birthday or January 31, 2000. If Mr. Mills' employment is terminated by reason of his incapacity, Mr. Mills is entitled to receive continued coverage under group health plans until January 31, 2000.

       Mr. McDonough is currently employed by the Company pursuant to an agreement dated November 20, 1995. Under this agreement, which is extended from year to year in the absence of a notice of non-renewal given at least 90 days prior to end of each fiscal year, Mr. McDonough receives an annual salary of $127,500, subject to annual increases, and is eligible for a bonus of not less than $50,000 based upon the Company's achievement of EBITDA targets. If Mr. McDonough is terminated other than for cause or resigns voluntarily for good reason, he is entitled to receive continued salary for 18 months and continued coverage under group health plans for one year following his termination or resignation. If Mr. McDonough's employment is terminated by reason of his death and he is survived by his spouse, his surviving spouse is entitled to receive continued coverage under group health plans until the earlier of her 65th birthday or January 31, 2000. If Mr. McDonough's employment is terminated by reason of his incapacity, Mr. McDonough is entitled to receive continued coverage under group health plans until January 31, 2000.

       Mr. Johanson is currently employed by Falcon pursuant to an agreement dated August 1, 1994. Under this agreement, Mr. Johanson receives an annual salary or $190,000 and is eligible for a bonus of 25-35% of base salary determined by Falcon's achievement of operating income targets. If Mr. Johanson is terminated other than for cause or resigns voluntarily for good reason, he is entitled to receive continued salary, reduced by one-half of any compensation received by Mr. Johanson from other employment, and continued coverage under group health, disability and life insurance plans, to the extent such benefits are not provided as a result of other employment, until January 31, 2000. If Mr. Johanson's employment is terminated by reason of physical or mental disability, Mr. Johanson is entitled to receive continued coverage under group health and life insurance plans until January 31, 2000 and payments under Falcon's disability income plan.

Mr. Taaffe resigned from his executive officer position with the Company effective January 13, 1999 and from his employment with the Company effective June 30, 1999. Pursuant to a Severance Agreement dated January 13, 1999, Mr. Taaffe is on a terminal leave of absence until June 30, 1999 during which time he will continue to receive his current salary, will remain fully covered by the Company's benefits plans except to the extent he becomes covered by a medical plan of another employer and will continue to participate in the Company's profit sharing retirement plan. In addition, Mr. Taaffe has the right to exercise any of his vested options under the Option Plan until such options terminate on July 30, 1999. Pursuant to an Agreement and General Release dated January 13, 1999, and in consideration for the payments and other benefits set forth in the Severance Agreement, Mr. Taaffe agreed to release all present and future claims against Iron Age and its affiliates, including past and present officers, directors and employees of the Company.

Compensation Committee Interlocks and Insider Participation

     The Company does not have a compensation committee. Compensation decisions regarding the Company's executive officers are made by Holdings' Compensation Committee. Messrs. Lamm, Geisser and Jensen were appointed to Holdings' Compensation Committee by Holdings' Board of Directors on September 15, 1998. Mr. Jensen is an executive officer of Holdings and the Company. Mr. Jensen's compensation for fiscal 1999 was previously established by the terms of his employment agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     All of the Company's issued and outstanding capital stock is owned by Holdings. As of April 26, 1999, the outstanding capital stock of Holdings consisted of 99,624.89 shares of common stock, par value $0.01 per share.

     The following table sets forth certain information as of April 26, 1999 regarding the beneficial ownership of (i) each class of voting securities of Holdings by each person known to Holdings to own more than 5% of any class of outstanding voting securities of Holdings and (ii) the equity securities of Holdings by each director of the Company, each Named Executive Officer of the Company, and the directors and executive officers of the Company as a group. To the knowledge of the Company, each such stockholder has sole voting and investment power as to the shares owned unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.




                                                                               Shares Beneficially Owned(1)
                                                                                      Common Stock
                                                                               ------------------------------
                                                                                 Number of   Percentage of
Name and Address                                                                  Shares         Class
------------------------------------------------------------------------------ ------------  ----------------
Principal Stockholders:
Fenway Partners Capital Fund, L.P.(2)........................................       88,431.57         88.76%
   152 West 57th Street
   New York, New York 10019

New York Life Insurance Company(3)...........................................       11,187.21       10.73
   51 Madison Avenue
   New York, NY 10010

American Home Assurance Company(4)...........................................        5,593.61        5.49
   c/o AIG Global Investment Co.
   200 Liberty Street
   New York, NY 10281

Directors and Executive Officers:
Donald R. Jensen(5)...........................................................       6,744.43        6.34
William J. Mills(6)...........................................................       2,061.75        2.03
Keith A. McDonough(7).........................................................       2,049.75        2.02
William J. Taaffe(8)..........................................................         717.89           *
Theodore C. Johanson(9).......................................................          40.00           *
Peter Lamm(10)................................................................             --         --
Andrea Geisser(10)............................................................             --         --
John B. Ayer(10)..............................................................             --         --
Reza R. Satchu(10)............................................................             --         --
All directors and executive officers as a group, including the above named
   persons....................................................................      11,613.82       10.44


*    Less than one percent.
(1) As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of a security, or the sole shared power to dispose, or direct the disposition, of a security and includes options and warrants exercisable within 60 days.
(2) Includes shares of common stock held by the Fenway Fund and its affiliated entities FPIP, LLC and FPIP Trust, LLC .
(3) Includes 4,641.66 shares of common stock subject to acquisition from Holdings at a purchase price of $185.52 per share pursuant to a warrant that expires on February 26, 2007.
(4) Includes 2,320.83 shares of common stock subject to acquisition from Holdings at a purchase price of $185.52 per share pursuant to a warrant that expires on February 26, 2007.
(5) Includes 6,404.83 shares of common stock that may be acquired upon the exercise of outstanding Series A Options at an exercise price of $36.36 per share and 339.60 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $363.60 per share pursuant to the Option Plan (as defined) of Holdings. See "Management Equity Arrangements."
(6) Includes 1,929.75 shares of common stock that may be acquired upon the exercise of outstanding Series A Options at an exercise price of $36.36 per share and 132 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $363.60 per share pursuant to the Option Plan of Holdings. See "Management Equity Arrangements."
(7) Includes 1,929.75 shares of common stock that may be acquired upon the exercise of outstanding Series A Options at an exercise price of $36.36 per share and 120 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $363.60 per share pursuant to the Option Plan of Holdings. See "Management Equity Arrangements."
(8) Includes 617.89 shares of common stock that may be acquired upon the exercise of outstanding Series A Options at an exercise price of $36.36 per share and 100 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $363.60 per share pursuant to the Option Plan of Holdings. See "Management Equity Arrangements."
(9) Represents 40 shares of common stock that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $363.60 per share pursuant to the Option Plan of Holdings. See "Management Equity Arrangements."
(10) Includes shares of common stock owned by the Fenway Fund and its affiliated entities, FPIP, LLC and FPIP Trust, LLC. Messrs. Lamm, Geisser, Ayer and Satchu are limited partners of Fenway Partners, L.P., the general partner of the Fenway Fund. Accordingly, Messrs, Lamm, Geisser, Ayer and Satchu may be deemed to beneficially own shares owned by the Fenway Fund. Messrs. Lamm, Geisser, Ayer and Satchu are members of FPIP, LLC and FPIP Trust, LLC and, accordingly, may be deemed to beneficially own shares owned by such funds. Messrs. Lamm, Geisser, Ayer and Satchu disclaim beneficial ownership of any such shares in which they do not have pecuniary interests. The business address of each of the foregoing is c/o Fenway Partners, Inc., 152 West 57thStreet, New York, New York 10019.

Item 13.  Certain Relationships and Related Transactions.

Management Equity Arrangements

     Holdings adopted a Stock Option Plan (the "Option Plan") for the benefit of directors, executive officers, other employees, consultants and advisors of Holdings and its subsidiaries on February 26, 1997. The Plan provides for issuance of Series A options ("Series A Options") and Series B options ("Series B Options"). Series B Options are designated as either "Series B-Basic B Options" or "Series B-Extra B Options." Series A Options vest immediately in full on the date such options are granted, Series B-Basic B Options are subject to certain time and performance vesting restrictions and Series B-Extra B Options vest only in connection with the consummation by the Fenway Fund of a sale, other than to one of its affiliates, of its entire equity interest in Holdings and the attainment of certain internal rate of return objectives. Holdings has reserved 20,244.70 shares of Holdings common stock for issuance under the Option Plan, 11,527.78 of which shares are reserved for Series A Options and 8,716.92 of which shares are reserved for Series B Options.

     In February 1997, Holdings granted Series A Options to certain management employees to purchase an aggregate of 11,527.78 shares of common stock at an exercise price of $36.36 per share. These Series A Options were issued in exchange for existing options for shares of the parent of the predecessor in connection with the Fenway Acquisition. The Series A Options granted expire on February 28, 2007. In August 1997, Holdings granted to certain management employees Series B-Basic B Options to purchase an aggregate of 5,508 shares of common stock and Series B-Extra B Options to purchase an aggregate of 3,058.77 shares of common stock. All of the Series B Options granted expire on February 28, 2007. The exercise price of Series B Options granted in August 1997 (i) that were not vested (as such term is defined in the Option Plan) as of April 24, 1998 is $185.52 per share and (ii) that were vested (as such term is defined in the Option Plan) as of April 24, 1998 is $363.60 per share. None of the options granted under the Option Plan has been exercised. See also "Management--Option Grants."

     In connection with the April 1998 Transactions, members of management of the Company holding vested options received aggregate payments of $2,245,000 which reflects the decrease in the equity value of the Company as a result of the cash distribution to the stockholders of Holdings in the April 1998 Transactions.


Stockholders Agreement

     Holdings,   the  Fenway  Fund  and  all  of  the  other   stockholders  and
optionholders of Holdings entered into a stockholders agreement (the "Stockholders Agreement") that, among other things, provides for tag-along rights, take-along rights, registration rights, restrictions on the transfer of shares held by parties to the Stockholders Agreement, certain rights of first refusal for Holdings and certain preemptive rights for certain stockholders. The Stockholders Agreement also provides that the parties thereto will vote their shares in the same manner as the Fenway Fund in connection with certain transactions and that the Fenway Fund will be entitled to fix the number of directors of Holdings. Pursuant to the Stockholders Agreement, the Fenway Fund is entitled to designate a sufficient number of directors to maintain a majority of the board of directors of Holdings and Donald R. Jensen is entitled to designate one director.


Management Agreement

     Holdings and the Company are party to the amended and restated management agreement (the "Management Agreement") with Fenway pursuant to which Fenway agreed to provide management and advisory services to Holdings and the Company. In exchange for such services, Holdings and the Company agreed to pay Fenway (i) annual management fees equal to $250,000 for fiscal 1999 and fiscal 1998, $275,000 for fiscal 2000, $300,000 for fiscal 2001 and, for each subsequent fiscal year, 0.25% of the net sales for the immediately preceding fiscal year which annual management fees shall be increased by an amount to be negotiated in good faith in the event of an acquisition of a business with an enterprise value in excess of $50 million, (ii) fees in connection with the negotiation and consummation by Fenway of senior financing for any acquisition transactions, which fees shall not exceed the greater of $1 million or 1.5% of the aggregate transaction value and
(iii) certain fees and expenses, including legal and accounting fees and any out-of-pocket expenses incurred by Fenway in connection with providing services to Holdings and the Company. Holdings and the Company also agreed to indemnify Fenway under certain circumstances. In addition, pursuant to the Management Agreement, Fenway received $2,070,000 in connection with the structuring of the Fenway Acquisition and the related senior secured financing. The Company believes that the fees payable pursuant to the Management Agreement are comparable to fees payable to unaffiliated third parties for similar services.


                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements

         See Index to Financial Statements appearing at page 17.

(a)(2) Financial Statement Schedules

         The following Financial Statement Schedule is included at page 47:

         Schedule II - Valuation and Qualifying Accounts.

         Information required by other schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

(a)(3)  Exhibit Index

3.1*      Iron Age Certificate of Incorporation, as amended.
3.2*      Iron Age By-laws.
4.1*      Indenture dated as of April 24, 1998.
10.1*    Credit Agreement  dated as of April 24, 1998.
10.2*    Security Agreement dated April 24, 1998.
10.3*    Intellectual Property Security Agreement dated April 24, 1998.
10.4*    Canadian Security Agreement dated April 24, 1998.
10.5* Mortgage, Assignment of Leases and Rents, Fixture Filing, Security Agreement and Financing Statement dated February 26, 1997, as amended April 24, 1998.
10.6*    Intercompany Subordination agreement dated April 24, 1998.
10.7*    Subsidiary Guaranty dated April 24, 1998.
10.8* Iron Age Trademark License Agreement with W.L Gore & Associates, Inc. dated August 15, 1994.
10.9* Falcon Trademark License Agreement with W.L. Gore & Associates, Inc. dated July 25, 1994.
10.10* Falcon Manufacturing Certification Agreement with W.L Gore & Associates, Inc. dated July 25, 1994.
10.11*   General Services  Administration Contract effective July 26, 1994, as modified May 24, 1995.
10.12*   Amended and Restated Management Agreement dated as of
         February 26, 1997.
10.13*   Stockholders Agreement dated as of February 26, 1997.
10.14*   Amendment No. 1 to Stockholders Agreement dated as of March 25, 1997.
10.15* American Home Assurance Company Joinder to the Stockholders Agreement dated as of March 25, 1997. 10.16* Banque Nationale de Paris Joinder to the Stockholders Agreement dated as of March 25, 1997.
10.17*   Stock Option Plan dated February 26, 1997.

10.18*   Securities Purchase Agreement dated February 26, 1997.
10.19*   Stock Purchase Agreement dated as of December 26, 1996.
10.20*   Amendment No. 1 to the Stock Purchase Agreement dated as of
         February 26, 1997.
10.21* Pittsburgh, Pennsylvania Lease Agreement dated March 1, 1993, as amended June 2, 1994, as amended June 12, 1996, as amended
         December 10, 1997.
10.22* Jerusalem, New York Lease Agreement dated December 9, 1992, as amended January 1, 1994, as amended April 1997.
10.23* Jerusalem, New York Lease Agreement dated June 20, 1997, as amended January 9. 1998.
10.24*   Lewiston, Maine Lease Agreement dated January 14, 1994.
10.25*   Lewiston, Maine Lease Agreement dated November 30, 1990,
         as amended June 8,1994.
10.26* Ontario, Canada Lease Agreement dated June 11, 1991, as amended November 23, 1995.
10.27*   Jensen  Employment  Agreement  dated  February  26,  1997.
10.28*   Mills Employment  Agreement  dated  November 20,  1995.
10.29*   McDonough  Employment Agreement  dated November 20, 1995.
10.30*   Johanson  Employment  Agreement date August 1, 1994.
10.31*   Johanson Non-Competition  Agreement dated August 1, 1994.
10.32    Taaffe  Severance  Agreement dated January 13, 1999.
10.33    Taaffe Agreement and General Release dated January 13, 1999.
10.34    Letter Waiver to Banque  Nationale de Paris Credit
         Agreement dated August 28, 1998.
10.35 Amendment No. 2 and Waiver to Banque Nationale de Paris Credit Agreement dated February 26, 1999.
10.36 Election to reduce Acquisition Commitment to Banque National de Paris Credit Agreement dated March 5, 1999.
21.1*    Subsidiaries of Iron Age.
27.1     Financial Data Schedules.
--------------
* Incorporated by reference to the similarly numbered exhibit in the Company's Registration Statement on Form S-4, No. 333-57011, filed June 17, 1998.

(b)   Reports on Form 8-K.

         No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended January 30, 1999.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Iron Age Corporation

Dated:  April 26, 1999                   By:/S/KEITH A. MCDONOUGH

                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         SIGNATURE                                       TITLE                                   DATE
/S/DONALD R. JENSEN                         Chairman and Director                            April 26, 1999
 Donald R. Jensen

/S/WILLIAM J. MILLS                         Chief Executive Officer, President               April 26, 1999
 William J. Mills                           and Director (principal executive officer)

/S/KEITH A. MCDONOUGH                       Executive Vice President, Chief                  April 26, 1999
 Keith A. McDonough                         Financial Officer (principal
                                            financial and accounting officer)

/S/PETER LAMM                               Director                                        April 26, 1999
 Peter Lamm

/S/ANDREA GEISSER                           Director                                        April 26, 1999
 Andrea Geisser

/S/JOHN B. AYER                             Director                                        April 26, 1999
 John B. Ayer

/S/REZA R. SATCHU                           Director                                        April 26, 1999
 Reza R. Satchu
