Form 10-Q
period 1999-05-01
IRON AGE CORP
filed 1999-06-15
CIK 1061792

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


(Mark One)

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended:  May 1, 1999
                                                ----------------
                                      OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from:           to
                                                -----------   ---------
                       Commission file number: 333-57011
                                               ------------------

                             Iron Age Corporation
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   Delaware                              25-1376723
          ------------------------------           ---------------------
          (State or other jurisdiction               (I.R.S. Employer
          incorporation or organization            Identification Number)

       Robinson Plaza Three, Suite 400, Pittsburgh, Pennsylvania  15205
------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                (412) 787-4100
            -------------------------------------------------------
              Registrants telephone number, including area code)



                                Not Applicable.
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

       The following financial statements are presented herein:

       Condensed Consolidated Balance Sheets as of May 1, 1999 and
        January 30, 1999

       Condensed Consolidated Statements of Income for the three months ended May 1, 1999 and May 2, 1998

       Condensed Consolidated Statements of Cash Flows for the three months ended May 1, 1999 and May 2, 1998

       Notes to Condensed Consolidated Financial Statements


                              Iron Age Corporation
                     Condensed Consolidated Balance Sheets



                                                 May 1           January 30
                                                 1999               1999
                                              (unaudited)          (Note)
Assets                                            (Dollars in Thousands)
Current assets:
  Cash and cash equivalents                     $    121           $    508
  Accounts receivable, net                        18,045             17,455
  Inventories (Note 2)                            36,076             36,681
  Prepaid expenses                                 3,143              4,433
  Deferred income taxes                              866                861
                                                --------           --------
Total current assets                              58,251             59,938

Notes receivable and other assets                    538                431
Property and equipment, net                       10,860             11,008
Intangible assets, net                           106,821            107,851
                                                --------           --------
Total assets                                    $176,470           $179,228
                                                ========           ========

Liabilities and stockholder's equity
Current liabilities:
  Current maturities of long-term debt          $    527           $    544
  Accounts payable                                 2,519              3,307
  Accrued expenses                                 9,218              8,134
                                                --------           --------
Total current liabilities                         12,264             11,985

Long-term debt, less current maturities          119,565            123,130
Accrued pension liability                            504                516
Deferred income taxes                              5,728              5,728
                                                --------           --------
Total liabilities                                138,061            141,359
Commitments and contingencies                          -                  -
Redeemable preferred stock                             -                  -

Stockholder's equity:
  Common stock, $1 par value; 1,000 shares
    authorized, issued and outstanding                 1                  1
  Additional paid-in capital                      44,466             44,466
  Accumulated deficit                             (6,019)            (6,412)
  Other comprehensive (loss) income                  (39)              (186)
                                                --------           --------
Total stockholder's equity                        38,409             37,869
                                                --------           --------
Total liabilities and stockholder's equity      $176,470           $179,228
                                                ========           ========

See accompanying notes.

                              Iron Age Corporation
            Condensed Consolidated Statements of Income (Unaudited)


                                          Three months ended
                                             May 1    May 2
                                             1999     1998
                                             ----     ----
                                        (Dollars in Thousands)

Net sales                                  $32,907  $32,167
Cost of sales                               16,419   16,046
                                           -------  -------
Gross profit                                16,488   16,121

Selling, general and administrative         10,645   12,967
Depreciation                                   444      424
Amortization of intangible assets              904      846
                                           -------  -------
Operating income                             4,495    1,884

Interest expense                             3,362    2,678
                                           -------  -------
Income (loss) before income taxes            1,133     (794)

Provision (benefit) for income taxes           740     (102)
                                           -------  -------
Income (loss) before extraordinary item        393     (692)

Extraordinary item, net of tax effect            -   (4,015)
                                           -------  -------
Net income (loss)                          $   393  $(4,707)
                                           =======  =======

See accompanying notes.

                              Iron Age Corporation
          Condensed Consolidated Statements of Cash Flows (Unaudited)




                                                                 Three months ended          Three months ended
                                                                        May 1                       May 2
                                                                        1999                        1998
                                                                      --------                    --------
                                                                              (Dollars in Thousands)
Operating activities
Net income (loss)                                                     $   393                    $  (4,707)
Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities:
  Extraordinary item, net of tax                                            -                        4,015
  Depreciation and amortization                                         1,462                        1,378
  Amortization of deferred financing fees included in interest            347                           31
  Provision for losses on accounts receivable                              30                           47
  Deferred income taxes                                                    (5)                        (134)
 Changes in operating assets and liabilities:
   Accounts receivable                                                   (620)                        (627)
   Inventories                                                            605                            1
   Prepaid expenses                                                     1,290                         (412)
   Other assets                                                          (290)                        (294)
   Accounts payable                                                      (788)                         388
   Accrued expenses                                                     1,084                       (2,565)
                                                                      -------                    ---------
Net cash provided by (used in) operating activities                     3,508                       (2,879)

Investing activities
Net cash used in business acquisitions                                      -                       (4,493)
Purchases of property and equipment                                      (410)                        (374)
                                                                      -------                    ---------
Net cash used in investing activities                                    (410)                      (4,867)

Financing activities
Borrowing under revolving credit agreement                                750                       33,800
Proceeds from senior subordinated notes                                     -                      100,000
Contribution by Holdings                                                    -                        6,380
Principal payment on debt                                              (4,250)                    (111,063)
Payment of financing costs                                                (50)                      (4,237)
Call premium on early extinguishment of old subordinated notes              -                       (1,562)
Redemption of Preferred Stock, including
   Cumulative unpaid dividends                                              -                      (17,664)
Principal payments on capital leases                                      (82)                          52
                                                                      -------                    ---------
Net cash provided by (used in) financing activities                    (3,632)                       5,706
Effect of exchange rate changes on cash and cash equivalents              147                           10
                                                                      -------                    ---------
 (Decrease) increase in cash and cash equivalents                        (387)                      (2,030)
Cash and cash equivalents at beginning of period                          508                        2,060
                                                                      -------                    ---------
Cash and cash equivalents at end of period                            $   121                    $      30
                                                                      =======                    =========

See accompanying notes.

                              Iron Age Corporation
                        Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                                  May 1, 1999

1.  Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 1, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended January 29, 2000. For further information, refer to Iron Age Corporation's ("Iron Age" or "the Company") consolidated financial statements and footnotes thereto for the fiscal year ended January 30, 1999.


2.   Inventory

Inventories consist of the following:



                                          May 1   January 30
                                           1999      1999
                                         -------  ----------
Raw materials                            $ 2,259     $ 2,328
Work-in-process                              662         815
Finished goods                            33,155      33,538
                                         -------  ----------
                                         $36,076      36,681
                                         =======  ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussions should be read in conjunction with the accompanying Condensed Consolidated Financial Statements for the period ended May 1, 1999, and the Company's audited consolidated financial statements and Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

April 1998 Transactions


On April 24, 1998, (i) Iron Age Holdings Corporation ("Holdings"), the parent company of Iron Age, issued its 12 1/8% Senior Discount Notes due 2009 (the "Discount Notes") in an aggregate principal amount at maturity of $45.14 million, (ii) Iron Age issued its 9 7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes") in an aggregate principal amount of $100.0 million, and (iii) Holdings and Iron Age entered into a new credit facility (the "New Credit Facility") that, as amended, provides for a $51.6 million senior secured credit facility consisting of a $30.0 million revolving working capital facility and a $21.6 million revolving acquisition facility. Holdings and the Company used excess cash and net proceeds from the Discount Notes, the Senior Subordinated Notes and the New Credit Facility to repay a syndicated senior bank loan facility (the "Old Credit Facility"), repay the Company's 12.5% Senior Subordinated Notes due 2006 (the "Old Subordinated Notes") and redeem Holdings' Series A Preferred Stock (the "Holdings Series A Preferred Stock"). The transactions described in this paragraph are collectively referred to herein as the "April 1998 Transactions."

Acquisitions

In April 1998, the Company, through its subsidiary IA Vision Acquisition Co., acquired the stock of Safety Supplies & Service Company, Inc. and acquired certain assets and assumed certain liabilities of Safety Depot Ltd., ACT Safety, Inc. and J Mars-Knapp Shoes (the "First Quarter 1998 Acquisitions"). The combined purchase price for the First Quarter 1998 Acquisitions was approximately $4.64 million, including transaction costs of approximately $0.15 million. In addition, on July 7, 1998, the Company acquired certain assets of Work-Saf, Inc. for approximately $0.75 million (the "Second Quarter 1998 Acquisition"). The First Quarter 1998 Acquisitions and the Second Quarter 1998 Acquisition have been accounted for using the purchase method of accounting for business combinations, and accordingly, (i) the results of operations for each of the acquired companies are included in the Company's financial statements only from the date of the respective acquisitions and (ii) the purchase price has been allocated to the Company's assets and liabilities based upon fair market value. The First Quarter 1998 Acquisitions and the Second Quarter 1998 Acquisition resulted in goodwill of approximately $2.8 million, which is being amortized over 40 years.

Divestitures

Effective August 31, 1998, the Company sold the Dunham product line and related trademarks to New Balance Athletic Shoe, Inc. ("New Balance") for $2.0 million and recorded a gain of $1.7 million (the "Dunham Sale"). In conjunction with the Dunham Sale, the Company's subsidiary, Falcon Shoe Mfg. Co., agreed to a minimum two year supply agreement with New Balance and the sale of on-hand inventory.



Results of Operations

Three Months ended May 1, 1999 compared to
Three Months ended May 2, 1998

Net Sales for the three months ended May 1, 1999 ("first quarter 2000") were $32.9 million compared to $32.2 million for the comparable three month period ended May 2, 1998 ("first quarter 1999"), an increase of $0.7 million, or 2.2%. The increase was attributable to growth in the Company's primary footwear distribution business $0.5 million, or 1.6%, and new sales of $0.7 million, or 2.2%, related to the Company's vision and safety products business lines which were acquired in the First Quarter 1998 Acquisitions. The increase in net sales was partially offset by a $0.5 million, or 1.6%, decrease in net sales from the Company's manufacturing facility, primarily related to the Dunham Sale.

Gross Profit for first quarter 2000 was $16.5 million compared to $16.1 million for first quarter 1999, an increase of $0.4 million, or 2.5%. As a percentage of net sales, gross profit for first quarter 2000 was the same as first quarter 1999.

Selling, General and Administrative Expenses for first quarter 2000 were $10.6 million compared to $13.0 million for first quarter 1999, a decrease of $2.4 million, or 18.5%. Excluding the effect of $2.2 million of compensation payments to certain members of management in connection with the April 1998 Transactions in first quarter 1999, selling, general and administrative expenses decreased by $0.2 million, or 1.9%, due primarily to the effect of cost containment initiatives which included the consolidation of the Knapp division into the Company's primary footwear distribution business and redundant store closings.

Operating Income for first quarter 2000 was $4.5 million, or 13.7% of net sales, compared to $1.9 million, or 5.9% of net sales, for first quarter 1999. The increase was primarily attributable to the increase in gross profit and the decrease in selling, general and administrative expenses as discussed above.

Interest Expense for first quarter 2000 was $3.4 million compared to $2.7 million for first quarter 1999, an increase of $0.7 million, or 25.9%. The increase in interest expense was attributable to increased indebtedness of the Company related to the Senior Subordinated Notes and the New Credit Facility.

Income Tax Expense for first quarter 2000 was $0.7 million compared to an income tax benefit of $0.1 million for first quarter 1999. Income tax expense for first quarter 2000 and income tax benefit for first quarter 1999 differ from that of the statutory income tax rate due primarily to nondeductible goodwill amortization. The Company recognized a state income tax benefit of $1.1 million from net operating loss carryforwards for first quarter 1999. The Company needs to generate $10.0 million of state taxable income to realize this benefit. The Company evaluates the adequacy of the valuation reserve and the realization of the deferred tax benefit on an ongoing basis. Management believes that future taxable income will more likely than not allow the Company to realize this benefit.

Extraordinary Item for first quarter 1999 was an extraordinary loss of $4.0 million, net of a $2.9 million tax benefit, due to the early extinguishment of indebtedness resulting from the repayment of the Old Subordinated Notes and the Old Credit Facility in April 1998 in connection with the April 1998 Transactions.


Liquidity and Capital Resources

The Company's primary cash needs are working capital, capital expenditures and debt service. The Company anticipates that it may use cash in the future to finance acquisitions. The Company has financed cash requirements primarily through internally generated cash flow and funds borrowed under credit facilities.

Net cash provided by operating activities was $3.5 million for first quarter 2000, an increase of $6.4 million as compared to net cash used in operating activities of $2.9 million in first quarter 1999. The increase in cash from operating activities is primarily the result of the increase in accrued interest of $2.5 million in connection with the April 1998 Transactions and a decrease of $0.6 million in inventory levels.

Excluding cash paid for acquisitions, the Company's investing activities consisted of capital expenditures of $0.4 million for both first quarter 2000 and first quarter 1999. Capital expenditures for first quarter 2000 included capital expenditures related to improvements in retail stores, shoemobiles and equipment. Capital expenditures for first quarter 1999 included $0.2 million in remaining costs related to the addition to the Company's central distribution center building. The remaining $0.2 million in capital expenditures was related to improvements in retail stores, shoemobiles and equipment in the primary footwear distribution business and installing POS (Point-of-Sale) systems in stores and trucks acquired in connection with the First Quarter 1998 Acquisitions.

The Company's total working capital as of May 1, 1999 was $46.0 million. At January 30, 1999, working capital was $48.0 million. The primary reason for the decrease to working capital was accrued interest incurred in connection with the April 1998 Transactions.

The Company used approximately $3.6 million from financing activities for first quarter 2000 due primarily to repayments of the New Credit Facility. Excluding cash paid for regional distributor acquisitions, the Company generated cash of $1.2 million for first quarter 1999 due primarily to borrowings under the New Credit Facility.

Cash flow from operations for first quarter 2000 was sufficient to cover debt service requirements under the New Credit Facility. The Company's ability to make scheduled payments of principal, or to pay the interest or premium (if any) on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the New Credit Facility, will be adequate to meet the Company's anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on its indebtedness for the next several years. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowing will be available under the New Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Senior Subordinated Notes, or to make capital expenditures.

The Company's debt consists of the Senior Subordinated Notes, the New Credit Facility and certain other debt. The New Credit Facility, as amended, consists of a $21.6 million multiple draw acquisition term loan facility (the "New Acquisition Credit Facility") and $30.0 million in revolving credit loans, letters of credit and swing line loans (the "New Revolving Credit Facility"). The Company's other debt of $0.9 million consists of capital leases and other notes. As of May 1, 1999, approximately $11.7 million of the New Acquisition Credit Facility and approximately $7.5 million of the New Revolving Credit Facility were outstanding. The Company has additional borrowing availability of $9.9 million under the New Acquisition Credit Facility and approximately $22.5 million under the New Revolving Credit Facility. The New Acquisition Credit Facility matures in quarterly installments from July 2001 until final payment in April 2004. The New Revolving Credit Facility will mature in April 2004 and has no scheduled interim principal payments.

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

The Company has completed the inventory, assessment, renovation and validation of its IT systems, and implemented these systems in March 1999. In the ordinary course of business, the Company upgraded the applications software covering the main integrated system. As of May 1, 1999, the Company had expended $37,000 and has a total expected cost of $65,000 to renovate, validate and implement software to address the Year 2000 Issue. This cost is being funded out of operating cash flow with the entire amount being capitalized as new hardware and software.

The Company's inventory and assessment of its non-IT systems (including telephone, heating/air-conditioning, electricity and security systems) was completed by December 31, 1998. This is being followed by any required renovation in calendar year 1999. The Company is using internal resources to address the Year 2000 Issue of its non-IT systems and has not incurred significant, separately identifiable costs through May 1, 1999 and does not expect to incur significant additional costs in order to upgrade its non-IT systems. All validation and implementation of these non-IT systems is expected to be completed by mid-1999.

The costs of the systems implementation and Year 2000 modifications are based upon management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. As of May 1, 1999, the cost of bringing the Company's IT and non-IT systems into Year 2000 compliance is not expected to have a material effect on the Company's financial condition or results of operations.

In addition to reviewing its internal systems, the Company has polled its major footwear and other vendors to determine whether they are Year 2000 compliant or to identify any potential issues. As a result of the correspondence, management has no reason to believe that the Company's major footwear and other vendors will not be Year 2000 compliant. If the Company's customers and vendors do not achieve Year 2000 compliance before the end of 1999, the Company may experience a variety of problems which may have a material adverse effect on the Company. To the extent such vendors are not Year 2000 compliant by the end of 1999, such vendors may fail to deliver ordered materials and products to the Company and may fail to bill the Company properly and promptly. Consequently, the Company may experience delays in sourcing product to send to its customers. The Company plans to address potential problems with its vendors by identifying and arranging for alternate sources of supply. Due to the nature of its product, the Company does not believe it has any exposure to contingencies related to the Year 2000 Issue for the products it has sold.

Recently Issued Accounting Standards


  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 30, 2000. The Statement will require Holdings to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

Forward Looking Statements

  When used in this quarterly report, the words "believes", "anticipates", "expects" and similar expressions are used to identify forward looking statements. Such statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. The Company wishes to caution readers that the following important factors and others in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward statements made by the Company: (i) economic conditions in the safety shoe market, (ii) availability of credit, (iii) increase in interest rates, (iv) cost of raw materials, (v) inability to maintain state-of-the-art manufacturing facilities, (vi) heightened competition, including intensification of price and service competition, the entry of new competitors and the introduction of new products by existing competitors, (vii) inability to capitalize on opportunities presented by industry consolidation,
(viii) loss or retirement of key executives, (ix) loss or disruption of the Company's relationships with its major suppliers, including the Company's largest supplier in China and (x) inability to grow by acquisition of additional safety shoe distributors or to effectively consolidate operations of businesses acquired.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the Company's exposure to market risk since January 30, 1999.

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

10.10* Falcon Manufacturing Certification Agreement with W.L. Gore & Associates, Inc. dated July 25, 1994.
10.11* General Services Administration Contract effective July 26, 1994, as modified May 24, 1995.
10.12* Amended and Restated Management Agreement dated as of February 26, 1997. 10.13* Stockholders Agreement dated as of February 26, 1997.
10.14* Amendment No. 1 to Stockholders Agreement dated as of March 25, 1997. 10.15* American Home Assurance Company Joinder to the Stockholders Agreement
        dated as of March 25, 1997.
10.16* Banque Nationale de Paris Joinder to the Stockholders Agreement dated as of March 25, 1997.
10.17*  Stock Option Plan dated February 26, 1997.
10.18*  Securities Purchase Agreement dated February 26, 1997.
10.19*  Stock Purchase Agreement dated as of December 26, 1996.
10.20* Amendment No. 1 to the Stock Purchase Agreement dated as of February 26, 1997.
10.21* Pittsburgh, Pennsylvania Lease Agreement dated March 1, 1993, as amended June 2, 1994, as amended June 12, 1996, as amended December 10, 1997.
10.22* Jerusalem, New York Lease Agreement dated December 9, 1992, as amended January 1, 1994, as amended April 1997.
10.23* Jerusalem, New York Lease Agreement dated June 20, 1997, as amended January 9, 1998.
10.24*  Lewiston, Maine Lease Agreement dated January 14, 1994.
10.25* Lewiston, Maine Lease Agreement dated November 30, 1990, as amended June 8, 1994.
10.26* Ontario, Canada Lease Agreement dated June 11, 1991, as renewed November 23, 1995.
10.27*  Jensen Employment Agreement dated February 26, 1997.
10.28*  Mills Employment Agreement dated November 20, 1995.
10.29*  McDonough Employment Agreement dated November 20, 1995.
10.30*  Johanson Employment Agreement dated August 1, 1994.
10.31*  Johanson Non-Competition Agreement dated August 1, 1994.
10.32** Taaffe Severance Agreement dated January 13, 1999.
10.33** Taaffe Agreement and General Release dated January 13, 1999.
10.34** Letter Waiver to Banque Nationale de Paris Credit Agreement dated August
        28, 1998.
10.35** Amendment No. 2 and Waiver to Banque Nationale de Paris Credit Agreement
        dated February 26, 1999.
10.36** Election to reduce Acquisition Commitment of Banque Nationale de Paris
        Credit Agreement dated March 5, 1999.
27.1    Financial Data Schedules.
______________

* Incorporated by reference to the similarly numbered exhibit in the Company's Registration Statement on Form S-4, No. 333-57011, filed June 17, 1998.

** Incorporated by reference to the similarly numbered exhibit in the Company's Annual Report on Form 10-K, filed April 30, 1999.

(b)  Reports on Form 8-K.

  No reports on Form 8-K were filed during the first quarter ended May 1, 1999.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    IRON AGE CORPORATION


                                    By:  /s/Keith A. McDonough
                                         ----------------------
                                       Name: Keith A. McDonough
                                       Title:   Executive Vice President
                                                Chief Financial Officer
Dated: June 15, 1999                            (Principal financial and
                                                  accounting officer)