Form 10-Q
period 1999-07-31
IRON AGE CORP
filed 1999-09-14
CIK 1061792

________________________________________________________________________________

Form 10-Q

SECURITIES AND EXCHANGE COMMISSIONS

Washington, D.C. 20549

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 1999

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                 to

Commission file number: 333-57011

IRON AGE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	25-1376723
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification Number)

Robinson Plaza Three, Suite 400, Pittsburgh, Pennsylvania 15205

(Address of principal executive offices) (Zip Code)

(412) 787-4100

(Registrants telephone number, including area code)

Not Applicable.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  X  ]  No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]  No [  ]  Not Applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  Not Applicable.

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following financial statements are presented herein:
Condensed Consolidated Balance Sheets as of July 31, 1999 and January 30, 1999
Condensed Consolidated Statements of Income for the three months and six months ended July 31, 1999 and August 1, 1998
Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 1999 and August 1, 1998
Notes to Condensed Consolidated Financial Statements

Iron Age Corporation

Condensed Consolidated Balance Sheets

	July 31	January 30
	1999	1999

	(unaudited)

	(Dollars in Thousands)

Assets

Current assets:
Cash and cash equivalents	$409	$508
Accounts receivable, net	15,921	17,455
Inventories (Note 2)	36,155	36,681
Prepaid expenses	1,527	4,433
Deferred income taxes	862	861

Total current assets	54,874	59,938

Notes receivable and other assets	1,073	431
Property and equipment, net	10,711	11,008
Intangible assets, net	105,358	107,851

Total assets	$172,016	$179,228

Liabilities and stockholder’s equity

Current liabilities:
Current maturities of long-term debt	$500	$544
Accounts payable	1,624	3,307
Accrued expenses	7,380	8,134

Total current liabilities	9,504	11,985

Long-term debt, less current maturities	115,222	123,130
Accrued pension liability	443	516
Deferred income taxes	5,621	5,728

Total liabilities	130,790	141,359
Commitments and contingencies	—	—
Subscribed redeemable preferred stock (Note 4)	2,572	—

Stockholder’s equity:
Common stock, $1 par value; 1,000 shares authorized, issued and outstanding	1	1
Additional paid-in capital	44,466	44,466
Accumulated deficit	(5,656)	(6,412)
Other comprehensive loss	(157)	(186)

Total stockholder’s equity	38,654	37,869

Total liabilities and stockholder’s equity	$172,016	$179,228

See accompanying notes.

Iron Age Corporation

Condensed Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended

	July 31	August 1	July 31	August 1
	1999	1998	1999	1998

	(Dollars in Thousands)
Net sales	$28,478	$29,112	$61,385	$61,279
Cost of sales	14,097	14,805	30,516	30,848

Gross profit	14,381	14,307	30,869	30,431

Selling, general and administrative	10,436	11,112	21,081	24,079
Depreciation	475	426	919	850
Amortization of intangible assets	897	878	1,801	1,724

Operating income	2,573	1,891	7,068	3,778

Interest expense	3,142	3,305	6,504	5,986

(Loss) income before income taxes and extraordinary item	(569)	(1,414)	564	(2,208)

Income tax (benefit) provision	(19)	(295)	721	(397)

Loss before extraordinary item	(550)	(1,119)	(157)	(1,811)

Extraordinary gain (loss), net of tax effect (Note 3)	924	—	924	(4,015)

Net income (loss)	$374	$(1,119)	$767	$(5,826)

See accompanying notes.

Iron Age Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended	Six months ended
	July 31	August 1
	1999	1998

	(Dollars in Thousands)

Operating activities
Net income (loss)	$767	$(5,826)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Extraordinary item, net of tax	(924)	4,015
Depreciation and amortization	2,956	2,793
Amortization of deferred financing fees included in interest	496	191
Provision for losses on accounts receivable	60	60
Deferred income taxes	(107)	(493)

Changes in operating assets and liabilities:
Accounts receivable	1,474	760
Inventories	526	741
Prepaid expenses	2,177	58
Other assets	(170)	(357)
Accounts payable	(1,683)	(1,246)
Accrued expenses	(697)	(1,109)

Net cash provided by (used in) operating activities	4,875	(413)

Investing activities
Net cash used in business acquisitions	—	(5,240)
Capitalization of internal-use software costs	(545)	—
Purchases of property and equipment	(858)	(1,019)

Net cash used in investing activities	(1,403)	(6,259)

Financing activities
Borrowing under revolving credit agreement	13,100	37,600
Proceeds from senior subordinated notes	—	100,000
Issuance of redeemable preferred stock subscriptions	2,563	—
Contribution by Holdings	—	6,380
Principal payment on debt	(18,903)	(114,585)
Payment of financing costs	(187)	(5,093)
Call premium on early extinguishment of old subordinated notes	—	(1,562)
Redemption of Preferred Stock, including
Cumulative unpaid dividends	—	(17,664)
Principal payments on capital leases	(173)	(14)

Net cash (used in) provided by financing activities	(3,600)	5,062
Effect of exchange rate changes on cash and cash equivalents	29	(116)

Decrease in cash and cash equivalents	(99)	(1,726)
Cash and cash equivalents at beginning of period	508	2,060

Cash and cash equivalents at end of period	$409	$334

See accompanying notes.

Iron Age Corporation

Notes to Condensed Consolidated
Financial Statements (Unaudited)

July 31, 1999

1. Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended July 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended January 29, 2000. For further information, refer to Iron Age Corporation’s (“Iron Age” or the “Company”) consolidated financial statements and footnotes thereto for the fiscal year ended January 30, 1999.

2. Inventory

	July 31	January 30
	1999	1999
Inventories consist of the following:
Raw materials	$1,989	$2,328
Work-in-process	772	815
Finished goods	33,394	33,538

	$36,155	$36,681

3. Extraordinary Gain

On July 20, 1999, the Company repurchased $9.64 million in principal amount of its 9 7/8% Senior Subordinated Notes due 2008 (the “Senior Subordinated Notes”) for $7.66 million. The Company recorded an extraordinary gain of $0.92 million, net of unamortized deferred financing costs of $0.38 million and income taxes of $0.67 million.

4. Subscribed Redeemable Preferred Stock

Effective July 20, 1999, in connection with the repurchase of the Senior Subordinated Notes as described in Note 3, the Company borrowed $5.1 million under its new credit facility (the “New Credit Facility”) and Fenway Partners Capital Fund, L.P., Holdings’ (as defined below) majority stockholder, made an equity contribution of $2.56 million for which Holdings will issue Series B Preferred Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussions should be read in conjunction with the accompanying Condensed Consolidated Financial Statements for the period ended July 31, 1999, and the Company’s audited consolidated financial statements and Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

July 1999 Transaction

On July 20, 1999, the Company repurchased $9.64 million in principal amount of the Senior Subordinated Notes for $7.66 million. The purchase price was funded by $5.1 million of borrowings under the New Credit Facility and a $2.56 million equity contribution from Holdings’ majority stockholder, Fenway Partners Capital Fund, L.P., for which Fenway Partners Capital Fund, L.P. will receive Series B Preferred Stock. The Company recorded an extraordinary gain of $0.92 million, net of unamortized deferred financing costs of $0.38 million, and income taxes of $0.67 million. Following the repurchase, such principal amount of the Senior Subordinated Notes was retired. The transaction described in this paragraph is referred to herein as the “July 1999 Transaction.” The Company may, under favorable market conditions, repurchase additional Senior Subordinated Notes.

April 1998 Transactions

On April 24, 1998, (i) Iron Age Holdings Corporation (“Holdings”), the parent company of Iron Age, issued its 12 1/8% Senior Discount Notes due 2009 (the “Discount Notes”) in an aggregate principal amount at maturity of $45.14 million, (ii) Iron Age issued its Senior Subordinated Notes in an aggregate principal amount of $100.0 million, and (iii) Holdings and Iron Age entered into the New Credit Facility that, as amended, provides for a $61.6 million senior secured credit facility consisting of a $30.0 million revolving working capital facility and a $31.6 million revolving acquisition facility. Holdings and the Company used excess cash and net proceeds from the Discount Notes, the Senior Subordinated Notes and the New Credit Facility to repay a syndicated senior bank loan facility (the “Old Credit Facility”), repay the Company’s 12.5% Senior Subordinated Notes due 2006 (the “Old Subordinated Notes”) and redeem Holdings’ Series A Preferred Stock (the “Holdings Series A Preferred Stock”). The transactions described in this paragraph are collectively referred to herein as the “April 1998 Transactions.”

Acquisitions

In April 1998, the Company, through its subsidiary IA Vision Acquisition Co., acquired the stock of Safety Supplies & Service Company, Inc. and acquired certain assets and assumed certain liabilities of Safety Depot Ltd., ACT Safety, Inc. and J Mars-Knapp Shoes (the “First Quarter 1998 Acquisitions”). The combined purchase price for the First Quarter 1998 Acquisitions was approximately $4.64 million, including transaction costs of approximately $0.15 million. In addition, on July 7, 1998, the Company acquired certain assets of Work-Saf, Inc. for approximately $0.75 million (the “Second Quarter 1998 Acquisition”). The First Quarter 1998 Acquisitions and the Second Quarter 1998 Acquisition have been accounted for using the purchase method of accounting for business combinations, and accordingly, (i) the results of operations for each of the acquired companies are included in the Company’s financial statements only from the date of the respective acquisitions and (ii) the purchase price has been allocated to the Company’s assets and liabilities based upon fair market value. The First Quarter 1998 Acquisitions and the Second Quarter 1998 Acquisition resulted in goodwill of approximately $2.8 million, which is being amortized over 40 years.

Divestitures

On May 25, 1999, the Company sold its safety and medical products line to Stratford Safety Products, Inc. for $0.5 million. The sale resulted in a gain of $0.85 million, which was reflected as a reduction of goodwill that was recorded in connection with the acquisition of Safety Supplies & Service Co., Inc.

Effective August 31, 1998, the Company sold the Dunham product line and related trademarks to New Balance Athletic Shoe, Inc. (“New Balance”) for $2.0 million and recorded a gain of $1.7 million (the “Dunham Sale”). In conjunction with the Dunham Sale, the Company’s subsidiary, Falcon Shoe Mfg. Co., agreed to a minimum two year supply agreement with New Balance and the sale of on-hand inventory.

Results of Operations

Three Months ended July 31, 1999 compared to
Three Months ended August 1, 1998

Net Sales for the three months ended July 31, 1999 (“second quarter 2000”) were $28.5 million compared to $29.1 million for the comparable three month period ended August 1, 1998 (“second quarter 1999”), a decrease of $0.6 million, or 2.2%. The decrease in net sales was primarily attributable to a decrease of $0.4 million, or 1.4%, related to the sale of the Company’s safety and medical products line in May 1999 and a decrease of $0.2 million, or 0.7%, related to redundant and non-performing store closings.

Gross Profit for second quarter 2000 was $14.4 million compared to $14.3 million for second quarter 1999, an increase of $0.1 million, or 0.7%. As a percentage of net sales, gross profit for second quarter 2000 increased to 50.5%, an increase of 1.3% from the second quarter 1999. Approximately 0.6% of the increase in the gross profit percentage is related to the decrease in the LIFO inventory provision. The remainder of the increase is generally attributable to improved gross profit margins in the Company’s primary footwear distribution business.

Selling, General and Administrative Expenses for second quarter 2000 were $10.4 million compared to $11.1 million for second quarter 1999, a decrease of $0.7 million, or 6.3%, due primarily to the effect of cost containment initiatives which included the consolidation of the Knapp division into the Company’s primary footwear distribution business, redundant and non-performing store closings and the sale of the Company’s safety and medical products line.

Operating Income for second quarter 2000 was $2.6 million, or 9.1% of net sales, compared to $1.9 million, or 6.5% of net sales, for second quarter 1999. The increase was primarily attributable to the increase in gross profit and the decrease in selling, general and administrative expenses as discussed above.

Interest Expense for second quarter 2000 was $3.1 million compared to $3.3 million for second quarter 1999, a decrease of $0.2 million, or 6.1%. The decrease in interest expense was attributable to decreased indebtedness of the Company related to the repurchase of a portion of the Senior Subordinated Notes in the July 1999 Transaction.

Income Tax Expense for second quarter 2000 was an income tax benefit of $0.02 million compared to an income tax benefit of $0.3 million for second quarter 1999. Income tax benefit for second quarter 2000 and income tax benefit for second quarter 1999 differ from that of the statutory income tax rate due primarily to nondeductible goodwill amortization.

Extraordinary Item for second quarter 2000 was an extraordinary gain of $0.9 million, net of a $0.7 million tax expense, due to the repurchase of a portion of the Senior Subordinated Notes in the July 1999 Transaction.

Six Months ended July 31, 1999 compared to
Six Months ended August 1, 1998

Net Sales for the six months ended July 31, 1999 (“first half 2000”) were $61.4 million compared to $61.3 million for the comparable six month period ended August 1, 1998 (“first half 1999”), an increase of $0.1 million, or 0.2%. The increase in net sales was partially offset by a $0.4 million, or 0.7%, decrease in net sales from the sale of the Company’s safety and medical products line and a $0.3 million, or 0.5%, decrease in net sales related to redundant and non-performing store closings.

Gross Profit for first half 2000 was $30.9 million compared to $30.4 million for first half 1999, an increase of $0.5 million, or 1.6%. As a percentage of net sales, gross profit for first half 2000 increased to 50.3%, an increase of 0.6% from first half 1999. Approximately 0.4% of the increase in the gross profit percentage is related to the decrease in the LIFO inventory provision. The remainder of the increase is generally attributable to improved gross profit margins in the Company’s primary footwear distribution business.

Selling, General and Administrative Expenses for first half 2000 were $21.1 million compared to $24.1 million for first half 1999, a decrease of $3.0 million, or 12.5%. Excluding the effect of $2.2 million of compensation payments to certain members of management in connection with the April 1998 Transactions in first quarter 1999, selling, general and administrative expenses decreased by $0.8 million, or 3.7%, due primarily to the effect of cost containment initiatives which included the consolidation of the Knapp division into the Company’s primary footwear distribution business, redundant and non-performing store closings and the sale of the Company’s safety and medical products line.

Operating Income for first half 2000 was $7.1 million, or 11.6% of net sales, compared to $3.8 million, or 6.2% of net sales, for first half 1999. The increase was primarily attributable to the increase in gross profit and the decrease in selling, general and administrative expenses as discussed above.

Interest Expense for first half 2000 was $6.5 million compared to $6.0 million for first half 1999, an increase of $0.5 million, or 8.3%. The increase in interest expense was attributable to increased indebtedness of the Company resulting from the April 1998 Transactions. The increase was partially offset by decreased indebtedness of the Company related to the repurchase of a portion of the Senior Subordinated Notes in the July 1999 Transaction.

Income Tax Expense for first half 2000 was $0.7 million compared to an income tax benefit of $0.4 million for first half 1999. Income tax expense for first half 2000 and income tax benefit for first half 1999 differ from that of the statutory income tax rate due primarily to nondeductible goodwill amortization.

As of July 31, 1999, the Company recognized a state income tax benefit of $1.1 million from net operating loss carryforwards for first quarter 1999. The Company needs to generate $10.0 million of state taxable income to realize this benefit. The Company evaluates the adequacy of the valuation reserve and the realization of the deferred tax benefit on an ongoing basis. Management believes that future taxable income will more likely than not allow the Company to realize this benefit.

Extraordinary Item for first half 2000 was an extraordinary gain of $0.9 million, net of a $0.7 million tax expense, due to the repurchase of a portion of the Senior Subordinated Notes in the July 1999 Transaction. Extraordinary item for first half 1999 was an extraordinary loss of $4.0 million, net of a $2.9 million tax benefit, due to the early extinguishment of indebtedness resulting from the repayment of the Old Subordinated Notes and the Old Credit Facility in the April 1998 Transactions.

Liquidity and Capital Resources

The Company’s primary cash needs are working capital, capital expenditures and debt service. The Company anticipates that it may use cash in the future to finance acquisitions. The Company has financed cash requirements primarily through internally generated cash flow and funds borrowed under credit facilities.

Net cash provided by operating activities was $4.9 million for first half 2000, an increase of $5.3 million as compared to net cash used in operating activities of $0.4 million in first half 1999. The increase in cash from operating activities is primarily the result of improved operating results for first half 2000 and overall reductions in working capital.

Excluding cash paid for acquisitions, the Company’s investing activities consisted of capital expenditures of $1.4 million for first half 2000 and $1.0 million for first half 1999. Capital expenditures for first half 2000 included capital expenditures related to the acquisition of software for internal use and improvements in footwear and vision retail stores, Vision vans, information technology equipment and the final cost of the Falcon Manufacturing Co. and Knapp® factory integration. Capital expenditures for first half 1999 included $0.2 million in remaining costs related to the addition to the Company’s central distribution center building. The remaining $0.8 million in capital expenditures was related to improvements in retail stores, shoemobiles and equipment in the primary footwear distribution business and installing POS (Point-of-Sale) systems in stores and trucks acquired in connection with the First Quarter 1998 Acquisitions.

The Company used approximately $3.6 million from financing activities for first half 2000, which consisted of net working capital borrowings of approximately $3.3 million excluding the July 1999 Transaction. The Company’s financing activities in first half 2000 also included a borrowing of $5.1 million on the New Credit Facility in July 1999. The proceeds were used to pay for a portion of the repurchase of a portion of the Senior Subordinated Notes in the July 1999 Transaction. The remaining portion of the repurchase was provided by a $2.56 million equity contribution from Holdings. The amount of such equity contribution was provided to Holdings by a $2.56 million equity contribution from Holdings’ majority stockholder, Fenway Partners Capital Fund, L.P., for which Fenway Partners Capital Fund, L.P. will receive Series B Preferred Stock.

The Company’s total working capital as of July 31, 1999 was $45.4 million. At January 30, 1999, working capital was $48.0 million. The primary reason for the decrease to working capital was a reduced investment in accounts receivable and inventory and the receipt of an income tax refund related to the April 1998 Transactions.

Cash flow from operations for first half 2000 was sufficient to cover debt service requirements under the New Credit Facility. The Company’s ability to make scheduled payments of principal, or to pay the interest or premium (if any) on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the New Credit Facility, will be adequate to meet the Company’s anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on its indebtedness for the next several years. There can be no assurance that the Company’s business will generate sufficient cash flow from operations or that future borrowing will be available under the New Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Senior Subordinated Notes, or to make capital expenditures.

The Company’s debt consists of the Senior Subordinated Notes, the New Credit Facility and certain other debt. The New Credit Facility, as amended, consists of a $31.6 million multiple draw acquisition term loan facility (the “New Acquisition Credit Facility”) and $30.0 million in revolving credit loans, letters of credit and swing line loans (the “New Revolving Credit Facility”). The Company’s other debt of $0.8 million consists of capital leases and other notes. As of July 31, 1999, approximately $16.4 million of the New Acquisition Credit Facility and approximately $8.2 million of the New Revolving Credit Facility were outstanding. The Company has additional borrowing availability of $15.2 million under the New Acquisition Credit Facility and approximately $21.8 million under the New Revolving Credit Facility. The New Acquisition Credit Facility matures in quarterly installments from July 2001 until final payment in April 2004. The New Revolving Credit Facility will mature in April 2004 and has no scheduled interim principal payments.

Amendments to the New Credit Facility

On February 26, 1999, the New Credit Facility was amended to (i) amend the definition of “EBITDA” for fiscal year 2000 for certain purposes of the New Credit Facility, (ii) add as a condition to drawing on the New Acquisition Credit Facility prior to April 2000 certain required interest coverage ratios and leverage ratios, (iii) amend required interest coverage ratios applicable to fiscal year 2000, and (iv) add to the financial covenants applicable to fiscal year 2000 certain required senior coverage ratios.

On June 23, 1999, the New Credit Facility was amended to (i) permit the use of up to $13,300,000 of the New Acquisition Credit Facility to repurchase Senior Subordinated Notes at or below par value; provided that no more than two-thirds of the purchase price of such Senior Subordinated Notes comes from borrowings under the New Acquisition Credit Facility; (ii) amend the definition of “Fixed Charge Coverage Ratio” to eliminate the tax effect of any permitted repurchases of the Senior Subordinated Notes; (iii) add as a permitted use of proceeds of the New Acquisition Credit Facility the permitted repurchases of the Senior Subordinated Notes; (iv) reduce the borrowing base availability under the New Revolving Credit Facility by $3,000,000 from the time the Company first borrows under the New Acquisition Credit Facility to repurchase Senior Subordinated Notes until the lenders consent to terminate such restriction on availability; (v) amend the required interest coverage ratios applicable to fiscal year 2000; and (vi) amend the required senior leverage ratios applicable to fiscal year 2000.

Year 2000 Issue

Many existing computer programs use only two digits, rather than four, to represent a year. The Year 2000 issue arises because date-sensitive software or hardware written or developed in this manner may recognize a date using “00” as the year 1900 rather than the year 2000. This could potentially result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company classifies its response to the Year 2000 Issue into five phases: inventory, assessment, renovation, validation and implementation. Inventory is the process in which all electronic/computer components are defined for all systems (information technology (“IT”) and non-information technology (“non-IT”)). Assessment is the process in which all components are classified as either compliant or non-compliant. Renovation is the process in which a system is upgraded, replaced or retired. Validation is the process in which compliant systems are tested within the Company’s infrastructure to validate that either the initial compliant assessment is correct or the upgrade or replacement from the renovation phase is compliant with the Company’s infrastructure. Implementation is the process in which a compliant system is installed into the Company’s production environment and is used to support business operations.

The Company has completed the inventory, assessment, renovation and validation of its IT systems, and implemented these systems in March 1999. In the ordinary course of business, the Company upgraded the applications software covering the main integrated system. As of July 31, 1999, the Company had expended approximately $45,000 and has a total expected cost of $65,000 to renovate, validate and implement software to address the Year 2000 Issue. This cost is being funded out of operating cash flow with the entire amount being capitalized as new hardware and software.

The Company’s inventory and assessment of its non-IT systems (including telephone, heating/ air-conditioning, electricity and security systems) was completed by December 31, 1998. This is being followed by any required renovation in calendar year 1999. The Company is using internal resources to address the Year 2000 Issue of its non-IT systems and has not incurred significant, separately identifiable costs through July 31, 1999 but does expect to incur additional costs of approximately $40,000 in order to upgrade its non-IT systems. All validation and implementation of these non-IT systems is expected to be completed by the end of the third quarter. This cost is being funded out of operating cash flow with the entire amount being capitalized as new hardware and software.

The costs of the systems implementation and Year 2000 modifications are based upon management’s best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. As of July 31, 1999, the cost of bringing the Company’s IT and non-IT systems into Year 2000 compliance is not expected to have a material effect on the Company’s financial condition or results of operations.

In addition to reviewing its internal systems, the Company has polled its major footwear and other vendors to determine whether they are Year 2000 compliant or to identify any potential issues. As a result of the correspondence, management has no reason to believe that the Company’s major footwear and other vendors will not be Year 2000 compliant. If the Company’s customers and vendors do not achieve Year 2000 compliance before the end of 1999, the Company may experience a variety of problems which may have a material adverse effect on the Company. To the extent such vendors are not Year 2000 compliant by the end of 1999, such vendors may fail to deliver ordered materials and products to the Company and may fail to bill the Company properly and promptly. Consequently, the Company may experience delays in sourcing product to send to its customers. The Company plans to address potential problems with its vendors by identifying and arranging for alternate sources of supply. Due to the nature of its product, the Company does not believe it has any exposure to contingencies related to the Year 2000 Issue for the products it has sold.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (the “Statement”). As amended by FASB Statement No. 137, Deferral of the Effective Date of FASB Statement No. 133, the Statement is required to be adopted for all fiscal quarters in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective with the first fiscal quarter of fiscal year 2002. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

Forward Looking Statements

When used in this quarterly report, the words “believes”, “anticipates”, “expects” and similar expressions are used to identify forward looking statements. Such statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. The Company wishes to caution readers that the following important factors and others in some cases have affected and in the future could affect the Company’s actual results and could cause the Company’s actual results to differ materially from those expressed in any forward statements made by the Company: (i) economic conditions in the safety shoe market, (ii) availability of credit, (iii) increase in interest rates, (iv) cost of raw materials, (v) inability to maintain state-of-the-art manufacturing facilities, (vi) heightened competition, including intensification of price and service competition, the entry of new competitors and the introduction of new products by existing competitors, (vii) inability to capitalize on opportunities presented by industry consolidation, (viii) loss or retirement of key executives, (ix) loss or disruption of the Company’s relationships with its major suppliers, including the Company’s largest supplier in China and (x) inability to grow by acquisition of additional safety shoe distributors or to effectively consolidate operations of businesses acquired.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the Company’s exposure to market risk since January 30, 1999.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibit Index.

3.1*	Iron Age Certificate of Incorporation, as amended.
3.2*	Iron Age By-laws.
4.1*	Indenture dated as of April 24, 1998.
10.1*	Credit Agreement dated as of April 24, 1998.
10.2*	Security Agreement dated April 24, 1998.
10.3*	Intellectual Property Security Agreement April 24, 1998.
10.4*	Canadian Security Agreement dated April 24, 1998.
10.5*	Mortgage, Assignment of Leases and Rents, Fixture Filing, Security Agreement and Financing Statement dated February 26, 1997, as amended April 24, 1998.
10.6*	Intercompany Subordination Agreement dated April 24, 1998.
10.7*	Subsidiary Guaranty dated April 24, 1998.
10.8*	Iron Age Trademark License Agreement with W.L. Gore & Associates, Inc. dated August 15, 1994.
10.9*	Falcon Trademark License Agreement with W.L. Gore & Associates, inc. dated July 25, 1994.
10.10*	Falcon Manufacturing Certification Agreement with W.L. Gore & Associates, Inc. dated July 25, 1994.
10.11*	General Services Administration Contract effective July 26, 1994, as modified May 24, 1995.
10.12*	Amended and Restated Management Agreement dated as of February 26, 1997.
10.13*	Stockholders Agreement dated as of February 26, 1997.
10.14*	Amendment No. 1 to Stockholders Agreement dated as of March 25, 1997.
10.15*	American Home Assurance Company Joinder to the Stockholders Agreement dated as of March 25, 1997.
10.16*	Banque Nationale de Paris Joinder to the Stockholders Agreement dated as of March 25, 1997.
10.17*	Stock Option Plan dated February 26, 1997.
10.18*	Securities Purchase Agreement dated February 26, 1997.
10.19*	Stock Purchase Agreement dated as of December 26, 1996.
10.20*	Amendment No. 1 to the Stock Purchase Agreement dated as of February 26, 1997.
10.21*	Pittsburgh, Pennsylvania Lease Agreement dated March 1, 1993, as amended June 2, 1994, as amended June 12, 1996, as amended December 10, 1997.
10.22*	Jerusalem, New York Lease Agreement dated December 9, 1992, as amended January 1, 1994, as amended April 1997.
10.23*	Jerusalem, New York Lease Agreement dated June 20, 1997, as amended January 9, 1998.
10.24*	Lewiston, Maine Lease Agreement dated January 14, 1994.
10.25*	Lewiston, Maine Lease Agreement dated November 30, 1990, as amended June 8, 1994.
10.26*	Ontario, Canada Lease Agreement dated June 11, 1991, as renewed November 23, 1995.
10.27*	Jensen Employment Agreement dated February 26, 1997.
10.28*	Mills Employment Agreement dated November 20, 1995.
10.29*	McDonough Employment Agreement dated November 20, 1995.
10.30*	Johanson Employment Agreement dated August 1, 1994.
10.31*	Johanson Non-Competition Agreement dated August 1, 1994.
10.32**	Taaffe Severance Agreement dated January 13, 1999.
10.33**	Taaffe Agreement and General Release dated January 13, 1999.
10.34**	Letter Waiver to Banque Nationale de Paris Credit Agreement dated August 28, 1998.
10.35**	Amendment No. 2 and Waiver to Banque Nationale de Paris Credit Agreement dated February 26, 1999.
10.36**	Election to reduce Acquisition Commitment of Banque Nationale de Paris Credit Agreement dated March 5, 1999.
10.37	Amendment No. 3 to Banque Nationale de Paris Credit Agreement dated June 23, 1999.
27.1	Financial Data Schedules.

*	Incorporated by reference to the similarly numbered exhibit in the Company’s Registration Statement on Form S-4, No. 333-57011, filed June 17, 1998.

**	Incorporated by reference to the similarly numbered exhibit in the Company’s Annual Report on Form 10-K, filed April 30, 1999.

(b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the second quarter ended July 31, 1999.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON AGE CORPORATION

By:	/s/ KEITH A. MCDONOUGH

Name: Keith A. McDonough

Title:	Executive Vice President

Chief Financial Officer
(Principal financial and
accounting officer)

Dated: September 14, 1999