Form 10-K405/A
period 1999-01-30
IRON AGE CORP
filed 1999-11-30
CIK 1061792

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

(Mark One)

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended: January 30, 1999 OR
                                                         ----------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from:
                                                             ---------------
         to
            ---------------

Commission file number: 333-57011
                       -----------

                              IRON AGE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           25-1376723
 ------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)

        ROBINSON PLAZA THREE, SUITE 400, PITTSBURGH, PENNSYLVANIA 15205
--------------------------------------------------------------------------------
        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes     No     Not Applicable.
    ---   ----

(Applicable only to corporate registrants:) On April 26, 1999, all of the voting stock of Iron Age Corporation was held by Iron Age Holdings Corporation ("Holdings"), a Delaware corporation.

As of April 26, 1999, Iron Age Corporation had 1,000 shares of Common Stock issued and outstanding.

Documents incorporated by reference:  None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [ X ]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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


ACQUISITIONS AND RESTRUCTURING

         The Fenway Acquisition occurred on February 26, 1997. Concurrent with the Fenway Acquisition, (i) Holdings and the Company entered into the Old Credit Facility, (ii) the Company issued the Old Subordinated Notes in the amount of $14.55 million (net of a $0.45 million discount), (iii) Holdings issued 1,500 shares of the Holdings Series A Preferred Stock for an aggregate consideration of $14.9 million, (iv) Holdings issued 88,625 shares of Common Stock for an aggregate consideration of approximately $32.2 million, (v) Holdings issued warrants to acquire approximately 7,000 shares of Common Stock of Holdings at an exercise price of $185.52 per share for an aggregate consideration of $0.1 million, and (vi) management rolled over certain options to acquire approximately 6,000 shares of the predecessor company at an exercise price of $62 per share into options to acquire approximately 11,500 shares of Common Stock of Holdings at an exercise price of $36.36 per share and were granted additional options to acquire shares of Common Stock of Holdings at an exercise price of $363.60 per share. The total fair value of the exchanged options was recognized as a capital contribution to Holdings because the exchanged options represented a portion of the purchase price for Holdings. The Fenway Acquisition was accounted for by the purchase method and the purchase price has been allocated to the Company's assets and liabilities based on fair market value. The Fenway Acquisition resulted in goodwill of approximately $84.1 million, which is being amortized over 40 years. The exercise price of the options which were rolled over by management is approximately $36 per share and represents the difference between the fair market value of Holdings' Common Stock at the date of grant and the total fair value of the exchanged options which was recognized as a capital contribution to Holdings of approximately $3,772,700, or approximately $328 per share.

         The Company acquired Knapp Shoes, Inc. ("Knapp") on March 14, 1997 (the "Knapp Acquisition"). As part of the Knapp Acquisition, Holdings contributed an additional $4.0 million of common equity. The Knapp Acquisition was accounted for under the purchase method for business combinations and, accordingly, the results of operations for Knapp are included in the Company's financial statements only from the date of the Knapp Acquisition.

         On April 24, 1998 in the April 1998 Transactions, (i) Holdings consummated the sale of the Discount Notes, its 12 1/8% Senior Discount Notes due 2009, in an aggregate principal amount at maturity of $45.14 million, in a transaction exempt from the registration requirements of the Securities Act,
(ii) the Company issued the Senior Subordinated Notes, its 9 7/8% Senior Subordinated Notes due 2008, in an aggregate principal amount of $100 million in a transaction exempt from the registration requirements of the Securities Act, and (iii) Holdings and the Company entered into the New Credit Facility, which, as amended, provides for a $52.0 million senior secured credit facility consisting of a $30.0 million revolving working capital facility and a $22.0 million revolving acquisition facility. Holdings and the Company used excess cash and net proceeds from the Discount Notes, the Senior Subordinated Notes and the New Credit Facility to repay the Old Credit Facility and the Old Subordinated Notes, to make compensation payments to certain members of management and to pay a dividend to Holdings to allow Holdings to redeem the Holdings Series A Preferred Stock.

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

DIVESTITURES

         Effective August 31, 1998, the Company sold the Dunham trademark and related trademarks with no carrying value to New Balance for $2.0 million and recorded a gain of $1.7 million, net of certain transaction costs (the "Dunham Sale"). Dunham wholesale sales were $3.1 million in fiscal 1999, consisting of Dunham sales of $1.3 million prior to the Dunham Sale, sales of on-hand inventory to New Balance for approximately $0.6 million in conjunction with the Dunham Sale and sales of Dunham products of $1.2 million to New Balance after the Dunham Sale. In conjunction with the Dunham Sale, Falcon agreed to manufacture for New Balance certain products which New Balance will continue to sell under the Dunham brand name pursuant to a two year supply agreement with New Balance.

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


                                              -----------------------------------     ---------------------------------
                                                         SUCCESSOR                                PREDECESSOR
                                              -----------------------------------     ---------------------------------
                                                                  Feb. 27, 1997       Jan. 26, 1997
                                                                     through             through
                                              Fiscal 1999        January 31, 1998     Feb. 26, 1997         Fiscal 1997
                                              -----------        ----------------     -------------         -----------
INCOME STATEMENT DATA:
Net sales .............................        $ 124,294            $ 107,769           $  10,937            $  99,360
Gross profit ..........................           61,066               54,465               5,327               46,923
Selling, general and administrative ...           46,854               36,541               5,120               31,267
Depreciation and amortization .........            5,193                4,426                 238                2,751
Operating income (loss) ...............            9,019               13,498                 (31)              12,905
Gain on divestiture ...................            1,678                   --                  --                   --
Interest expense ......................           12,354                9,855                 232                3,627
(Benefit) provision for income taxes...              (67)               1,686                 (68)               3,689
Extraordinary item, net of tax effect..           (4,015)                  --                  --                   --


OTHER DATA:
Gross profit margin ...................             49.1%                50.5%               48.7 %               47.2%
Operating income (loss) margin ........              7.2%                12.5%               (0.3)%               13.0%


FISCAL 1999 COMPARED TO FISCAL 1998

         NET SALES. For comparability with fiscal 1999, net sales for the predecessor and successor periods in fiscal 1998 have been discussed on a combined basis. Management believes that a combined discussion of predecessor and successor periods is reasonable and appropriate because there were no adjustments to net sales for a change in basis resulting from the Fenway Acquisition. The Company's net sales for fiscal 1999 were $124.3 million compared to $118.7 million for fiscal 1998, an increase of $5.6 million, or 4.7%. Excluding the impact of the additional week in fiscal 1998, sales increased $7.8 million, or 6.7%. The increase in fiscal 1999 was primarily attributable to growth in the Company's primary business of $6.0 million, or 5.6%. Sales of prescription safety eyewear and safety and medical products were $2.1 million in fiscal 1999. Growth in net sales was partially offset by a $2.5 million decrease in wholesale sales, including a $0.9 million which related to a decrease in Dunham wholesale sales. Dunham wholesale sales were $3.1 million in fiscal 1999, consisting of Dunham sales of $1.3 million prior to the Dunham Sale, sales of on-hand inventory to New Balance for approximately $0.6 million, in conjunction with the Dunham Sale and sales of Dunham products of $1.2 million to New Balance after the Dunham Sale, compared to Dunham wholesale sales of $4.0 million in fiscal 1998.

GROSS PROFIT. For comparability with fiscal 1999, gross profit for the predecessor and successor periods in fiscal 1998 has been discussed on a combined basis. Management believes that a combined discussion of predecessor and successor periods is reasonable and appropriate because there were no adjustments to gross profit for a change in basis resulting from the Fenway Acquisition. The Company's gross profit for fiscal 1999 was $61.1 million compared to $59.8 million for fiscal 1998, an increase of $1.3 million, or 2.2%. Total gross profit percentage decreased 1.3% to 49.1% in fiscal 1999 compared to fiscal 1998. Gross profit percentage increased in the Company's primary business by 0.3% in fiscal 1999. The overall decrease in the gross profit percentage was primarily related to integrating the operations of the prescription safety eyewear and safety and medical products business and an increase in lower gross profit margin private label Dunham sales resulting from the Dunham Sale. Gross profit on Dunham product sales decreased $0.5 million in fiscal 1999 compared to fiscal 1998. The decrease primarily related to decreased Dunham wholesale sales as discussed above and lower gross profit margin on sales in conjunction with the Dunham Sale.

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

         The Company needs to generate $10.0 million of state taxable income to realize this benefit before expiration of the net operating loss carryforward periods, which begin in fiscal 2000 through fiscal 2019. The Company evaluates the adequacy of the valuation reserve and the realization of the deferred tax benefit on an ongoing basis. Management believes that future taxable income will more likely than not allow the Company to realize this benefit.

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

         OPERATING INCOME. Operating income was $13.5 million and $12.9 million in the period February 27, 1997 through January 31, 1998 and fiscal 1997, respectively. Operating income in the period February 27, 1997 through January 31, 1998 reflects the direct result of the Company's gains on both sales and margins. Operating income as a percentage of net sales was 12.5% in the period February 27, 1997 through January 31, 1998 and 13.0% in fiscal 1997. Operating loss and operating loss as a percentage of net sales for the predecessor period January 26, 1997 through February 26, 1997 were $0.03 million and 0.3%, respectively. Operating income as a percentage of net sales in the period February 27, 1997 through January 31, 1998 included additional amortization due to the increase in the basis of goodwill, customer lists and other intangible assets capitalized as a component of the purchase accounting related to the Fenway Acquisition and the Knapp Acquisition.


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

The Senior Subordinated Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by each Domestic Restricted Subsidiary that is a Material Subsidiary (as such terms are defined in the indenture for the Senior Subordinated Notes (the "Senior Subordinated Notes Indenture")) (whether currently existing, newly acquired or created). Each such subsidiary guaranty (a "Subsidiary Guaranty") will provide that the subsidiary guarantor, as primary obligor and not merely as surety, will irrevocably and unconditionally guarantee on an unsecured, senior subordinated basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of the Company under the Senior Subordinated Notes Indenture and the Senior Subordinated Notes, whether for payment of principal or of interest on the Senior Subordinated Notes, expenses, indemnification or otherwise. As of January 30, 1999, none of the Company's Domestic Restricted Subsidiaries was a Material Subsidiary, and therefore no Subsidiary Guaranty was in force or effect.

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

         The Company has completed the inventory, renovation and validation phases of its IT systems, and implemented these systems in March 1999. In the ordinary course of business, the Company upgraded applications software covering the main integrated system. As of January 30, 1999, the Company had expended $26,000 and has a total expected cost of $50,000 to replace, renovate, validate and implement software to address the Year 2000 Issue. The cost is being funded out of operating cash flow with the entire amount being capitalized as new hardware and software, in accordance with EITF 96-14.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                              Iron Age Corporation
          (a wholly owned subsidiary of Iron Age Holdings Corporation)

                              Financial Statements

               Years ended January 30, 1999 and January 31, 1998




                                    CONTENTS

Report of Independent Auditors ......................... 11

Audited Financial Statements

Consolidated Balance Sheets ............................ 12
Consolidated Statements of Income ...................... 13
Consolidated Statements of Stockholders' Equity......... 14
Consolidated Statements of Cash Flows .................. 15
Notes to Consolidated Financial Statements ............. 17

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Iron Age Corporation

We have audited the accompanying consolidated balance sheets of Iron Age Corporation and subsidiaries (a wholly owned subsidiary of Iron Age Holdings Corporation) (the "Company") as of January 30, 1999 and January 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended January 30, 1999, the period February 27, 1997 through January 31, 1998, the period January 26, 1997 through February 26, 1997 and the year ended January 25, 1997. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iron Age Corporation and subsidiaries at January 30, 1999 and January 31, 1998, and the consolidated results of their operations and their cash flows for the year ended January 30, 1999, the period February 27, 1997 through January 31, 1998, the period January 26, 1997 through February 26, 1997 and the year ended January 25, 1997., in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



Ernst & Young LLP

Pittsburgh, Pennsylvania
March 15, 1999

                              Iron Age Corporation
          (a wholly owned subsidiary of Iron Age Holdings Corporation)

                          Consolidated Balance Sheets


                                                                                                SUCCESSOR
                                                                                     ------------------------------
                                                                                     JANUARY 30          JANUARY 31
                                                                                        1999                1998
                                                                                     ------------------------------
                                                                                              (In Thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                                          $     508           $   2,060
  Accounts receivable, net                                                              17,455              15,996
  Inventories                                                                           36,681              36,841
  Prepaid expenses                                                                       4,433               1,640
  Deferred income taxes                                                                    861                 640
                                                                                     ------------------------------
Total current assets                                                                    59,938              57,177


Other noncurrent assets                                                                    431                 290
Property and equipment, net                                                             11,008              10,479
Intangible assets, net                                                                 107,851             106,846
                                                                                     ------------------------------
Total assets                                                                         $ 179,228           $ 174,792
                                                                                     ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                               $     544           $   3,699
  Accounts payable                                                                       3,307               3,510
  Accrued expenses                                                                       8,134               7,263
                                                                                     ------------------------------
Total current liabilities                                                               11,985              14,472


Long-term debt, less current maturities                                                123,130              97,976
Other noncurrent liabilities                                                               516                 516
Deferred income taxes                                                                    5,728               6,949
                                                                                     ------------------------------
Total liabilities                                                                      141,359             119,913
Commitments and contingencies                                                               --                  --
Redeemable preferred stock                                                                  --              17,031


Stockholders' equity:
Common stock, $1 par value, 1,000 shares authorized, issued and outstanding                  1                   1
Additional paid-in capital                                                              44,466              38,086
Accumulated deficit                                                                     (6,412)               (174)
Other comprehensive income                                                                (186)                (65)
                                                                                     ------------------------------
Total stockholders' equity                                                              37,869              37,848
                                                                                     ------------------------------
Total liabilities and stockholders' equity                                           $ 179,228           $ 174,792
                                                                                     ==============================


See accompanying notes.

                              Iron Age Corporation
          (a wholly owned subsidiary of Iron Age Holdings Corporation)

                       Consolidated Statements of Income


                                                           SUCCESSOR                              PREDECESSOR
                                                 ---------------------------------------------------------------------
                                                                     FEBRUARY 27         JANUARY 26
                                                 YEAR ENDED         1997 THROUGH        1997 THROUGH        YEAR ENDED
                                                 JANUARY 30          JANUARY 31          FEBRUARY 26        JANUARY 25
                                                    1999                1998                1997               1997
                                                 ---------------------------------------------------------------------
                                                                           (In Thousands)

Net sales                                        $ 124,294           $ 107,769          $  10,937           $  99,360
Cost of sales                                       63,228              53,304              5,610              52,437
                                                 ---------------------------------------------------------------------
Gross profit                                        61,066              54,465              5,327              46,923


Selling, general and administrative                 46,854              36,541              5,120              31,267
Depreciation                                         1,670               1,443                121               1,322
Amortization of intangible assets                    3,523               2,983                117               1,429
                                                 ---------------------------------------------------------------------
Operating income (loss)                              9,019              13,498                (31)             12,905


Gain on divestiture                                  1,678                  --                 --                  --
Interest expense                                    12,354               9,855                232               3,627
                                                 ---------------------------------------------------------------------


(Loss) income before income taxes                   (1,657)              3,643               (263)              9,278

(Benefit) provision for income taxes                   (67)              1,686                (68)              3,689
                                                 ---------------------------------------------------------------------


(Loss) income before extraordinary item             (1,590)              1,957               (195)              5,589

Extraordinary item, net of tax effect               (4,015)                 --                 --                  --
                                                 ---------------------------------------------------------------------
Net (loss) income                                $  (5,605)          $   1,957          $    (195)          $   5,589
                                                 =====================================================================


See accompanying notes.

                              Iron Age Corporation
          (a wholly owned subsidiary of Iron Age Holdings Corporation)
                Consolidated Statements of Stockholders' Equity


                                                                                          RETAINED
                                                     COMMON STOCK                         EARNINGS           OTHER
                                                ----------------------      PAID-IN     (ACCUMULATED     COMPREHENSIVE
                                                SHARES       AMOUNTS        CAPITAL        DEFICIT)      (LOSS) INCOME       TOTAL
                                                ------------------------------------------------------------------------------------
                                                                                 (In Thousands)
PREDECESSOR
Balance at January 27, 1996                     1,000        $      1       $ 35,761       $  6,296        $   (244)       $ 41,814
  Comprehensive income:
  Net income                                       --              --             --          5,589              --           5,589
  Foreign currency translation adjustment,
    net of tax                                     --              --             --             --              21              21
                                                                                                                           ---------
  Comprehensive income                                                                                                        5,610
  Capital contribution                             --              --          2,441             --              --           2,441
  Dividends paid on common stock                   --              --             --         (2,718)             --          (2,718)
  Stock-based compensation                         --              --          1,065             --              --           1,065
                                                ------------------------------------------------------------------------------------
Balance at January 25, 1997                     1,000               1         39,267          9,167            (223)         48,212
  Comprehensive loss:
  Net loss                                         --              --             --           (195)             --            (195)
  Foreign currency translation adjustment,
    net of tax                                     --              --             --             --             (22)            (22)
                                                                                                                           ---------
  Comprehensive loss                                                                                                           (217)
  Stock-based compensation                         --              --          1,054             --              --           1,054
                                                ------------------------------------------------------------------------------------
Balance at February 26, 1997                    1,000        $      1       $ 40,321       $  8,972        $   (245)       $ 49,049
                                                ====================================================================================

SUCCESSOR
Balance at February 27, 1997                       --        $     --       $     --       $     --        $     --        $     --
  Comprehensive income:
  Net income                                       --              --             --          1,957              --           1,957
  Foreign currency translation adjustment,
    net of tax                                     --              --             --             --             (65)            (65)
                                                                                                                           ---------
  Comprehensive income                                                                                                        1,892
  Capital contribution                          1,000               1         38,086             --              --          38,087
  Dividend accrued on preferred stock              --              --             --         (2,131)             --          (2,131)
                                                ------------------------------------------------------------------------------------
Balance at January 31, 1998                     1,000               1         38,086           (174)            (65)         37,848
  Comprehensive loss:
  Net loss                                         --              --             --         (5,605)             --          (5,605)
  Foreign currency translation adjustment,
    net of tax                                     --              --             --             --            (121)           (121)
                                                                                                                           ---------
  Comprehensive loss                                                                                                         (5,726)
  Capital contribution                             --              --          6,380             --              --           6,380
  Dividend paid on preferred stock                 --              --             --           (633)             --            (633)
                                                ------------------------------------------------------------------------------------
Balance at January 30, 1999                     1,000        $      1       $ 44,466       $ (6,412)       $   (186)       $ 37,869
                                                ====================================================================================


See accompanying notes.

                              Iron Age Corporation
          (a wholly owned subsidiary of Iron Age Holdings Corporation)

                     Consolidated Statements of Cash Flows


                                                                               SUCCESSOR                         PREDECESSOR
                                                                       -------------------------------------------------------------
                                                                                      FEBRUARY 27        JANUARY 26
                                                                       YEAR ENDED     1997 THROUGH      1997 THROUGH      YEAR ENDED
                                                                       JANUARY 30      JANUARY 31        FEBRUARY 26      JANUARY 25
                                                                          1999           1998               1997             1997
                                                                       -------------------------------------------------------------
                                                                                               (In Thousands)

OPERATING ACTIVITIES
Net (loss) income                                                      $  (5,605)       $   1,957        $    (195)       $   5,589
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
    Extraordinary item, net of tax                                         4,015               --               --               --
    Gain on divestiture                                                   (1,678)              --               --               --
    Depreciation and amortization                                          5,592            4,727              246            3,109
    Amortization of deferred financing fees included in interest             528              613               16              384
    Provision for losses on accounts receivable                             (107)              30               10               45
    Deferred income taxes                                                 (1,612)            (596)              --               82
    Stock-based compensation                                                  --               --            1,054            1,065
    Changes in operating assets and liabilities:
        Accounts receivable                                                 (405)             372             (954)            (688)
        Inventories                                                          502           (6,976)             797            1,558
        Prepaid expenses                                                      99              232               65             (143)
        Other noncurrent assets                                              (14)             (14)              20             (182)
        Accounts payable                                                    (981)          (1,375)            (573)             (19)
        Accrued expenses                                                     638             (882)             949           (1,657)
                                                                       -------------------------------------------------------------
Net cash provided by (used in) operating activities                          972           (1,912)           1,435            9,143


INVESTING ACTIVITIES
Net cash used in business acquisitions                                    (5,241)        (141,717)              --               --
Proceeds from divestiture                                                  2,544               --               --               --
Purchases of property and equipment                                       (2,338)          (2,365)            (117)          (2,222)
                                                                       -------------------------------------------------------------
Net cash used in investing activities                                     (5,035)        (144,082)            (117)          (2,222)

FINANCING ACTIVITIES
Borrowing under revolving credit agreement                                49,150           44,450           (1,909)          93,617
Proceeds from senior term notes                                               --           65,000               --               --
Proceeds from senior subordinated notes                                  100,000           14,550               --               --
Contribution by Holdings                                                   6,380           40,000               --            2,441
Issuance of Preferred Stock                                                   --           14,900               --               --
Issuance of stock purchase warrants                                           --              100               --               --
Principal payments on debt                                              (127,683)         (23,531)            (357)        (100,352)
Payment of financing costs                                                (5,553)          (7,468)              --               --
Call premium on early extinguishment of old subordinated notes            (1,562)              --               --               --
Redemption of Holdings Series A Preferred Stock,
  including cumulative unpaid dividends                                  (17,664)              --               --               --
Dividend paid on common stock                                                 --               --               --           (2,718)
Principal payments on capital leases                                        (333)            (328)             (33)            (305)
                                                                       -------------------------------------------------------------
Net cash provided by (used in) financing activities                        2,735          147,673           (2,299)          (7,317)
Effect of exchange rate changes on cash and cash equivalents                (224)            (110)             (37)              40
                                                                       -------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                          (1,552)           1,569           (1,018)            (356)
Cash and cash equivalents at beginning of year                             2,060              491            1,509            1,865
                                                                       -------------------------------------------------------------
Cash and cash equivalents at end of year                               $     508        $   2,060        $     491        $   1,509
                                                                       =============================================================

                                                                               SUCCESSOR                         PREDECESSOR
                                                                       -------------------------------------------------------------
                                                                                      FEBRUARY 27        JANUARY 26
                                                                       YEAR ENDED     1997 THROUGH      1997 THROUGH      YEAR ENDED
                                                                       JANUARY 30      JANUARY 31        FEBRUARY 26      JANUARY 25
                                                                          1999           1998               1997             1997
                                                                       -------------------------------------------------------------
                                                                                               (In Thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                             $  10,377        $   7,837        $     552        $   2,717
  Income taxes                                                             1,254            1,138                7            2,568


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES
Capital lease agreements for equipment                                 $     373        $     206        $      --        $     340
                                                                       =============================================================
Assets acquired and liabilities assumed in connection
  with acquisitions:
    Fair value of assets acquired                                      $   6,626        $ 171,328        $      --        $      --
    Liabilities assumed                                                   (1,236)         (21,946)              --               --
                                                                       -------------------------------------------------------------
  Cash paid                                                                5,390          149,382               --               --
  Less fees and expenses                                                    (149)          (7,468)              --               --
  Less cash acquired                                                          --             (197)              --               --
                                                                       -------------------------------------------------------------
  Net cash used in business acquisitions                               $   5,241        $ 141,717        $      --        $      --
                                                                       =============================================================


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

The Company is a wholly owned subsidiary of Iron Age Holdings Corporation ("Holdings") which is majority-owned by Fenway Partners Capital Fund, L.P. (the "Fenway Fund"). Holdings was acquired by the Fenway Fund and certain other investors, in partnership with certain members of management, effective February 26, 1997 (the "Fenway Acquisition") (see Note 2). The consolidated financial statements of the Company reflect Holdings' cost in the Company because the Company is a wholly owned subsidiary of Holdings and Holdings has no assets other than its investment in the Company.

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

INTERNAL USE SOFTWARE COSTS

Effective February 1, 1998, the Company adopted Statement 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company capitalized approximately $233,000 related to internal use software costs for the fiscal year ended January 30, 1999. Internal use software costs are being amortized by the straight-line method over 3 years.

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

FINANCIAL INSTRUMENTS

The Company periodically enters into interest rate swap agreements to moderate its exposure to interest rate changes. The Company has effectively converted its New Credit Facility to a fixed rate basis and $25 million of its Senior Subordinated Notes to a floating rate basis. The interest rate swap agreement related to the New Credit Facility has a notional amount of $25 million and involves the payment of amounts at a fixed rate of 6.225% in exchange for floating rate interest payments computed at the LIBOR rate through March 14, 2000. The interest rate swap agreement related to the Senior Subordinated Notes has a notional amount of $25 million and involves the payment of floating rate amounts computed at 4.16% above the LIBOR rate in exchange for fixed interest payments at a rate of 9.875% through May 1, 2003. Interest payment amounts are exchanged over the lives of the agreements without an exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in accrued interest. Based upon the terms of the agreements, the fair values of the interest rate swap agreements are not recognized in the financial statements. The fair value of the interest rate swap agreements are $225,000 and $(702,000) at January 30, 1999 and January 31, 1998, respectively. Approximately 33% or $50 million of the Company's outstanding long-term debt was subject to interest rate swap agreements at January 30, 1999.

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

DIVESTITURE

On September 9, 1998, the Company announced the sale of the Dunham trademarks and related trademarks with no carrying value to New Balance Athletic Shoes, Inc. and New Balance Trading Company, Ltd. ("New Balance"), effective August 31, 1998, for $2,000,000 and recorded a gain of $1,678,000, net of certain transaction costs (the "Dunham Sale"). Dunham wholesale sales were $3.1 million in fiscal 1999, consisting of Dunham sales of $1.3 million prior to the Dunham Sale, sales of on-hand inventory to New Balance for approximately $0.6 million in conjunction with the Dunham Sale and sales of Dunham products of $1.2 million to New Balance after the Dunham Sale. In conjunction with the sale, the Company's Falcon manufacturing subsidiary agreed to manufacture products which New Balance will continue to sell under the Dunham brand name pursuant to a two-year supply agreement with New Balance . The supply agreement does not contain a minimum purchase quantity and prices under the supply agreement are based upon the volume purchased annually by New Balance.

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

4. INVENTORIES

The major components of inventories are as follows:


                                                                        SUCCESSOR
                                                            -----------------------------------
                                                            JANUARY 30 1999     JANUARY 31 1998
                                                            -----------------------------------
                                                                      (In Thousands)
Finished products                                               $33,814              $33,527

Raw materials                                                     3,143                3,470
                                                            -----------------------------------
                                                                 36,957               36,997

Less excess of current cost over LIFO inventory value               276                  156
                                                            -----------------------------------
                                                                $36,681              $36,841
                                                            ===================================


5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                                                        SUCCESSOR
                                                            -----------------------------------
                                                            JANUARY 30 1999     JANUARY 31 1998
                                                            -----------------------------------
                                                                      (In Thousands)
Land and buildings                                              $ 3,217             $ 3,158
Vehicles                                                          3,727               3,047
Furniture and fixtures                                            1,234                 917
Machinery and equipment                                           5,471               4,133

Leasehold improvements                                            1,060                 857
                                                            -----------------------------------
                                                                 14,709              12,112
Less accumulated depreciation and amortization                    3,701               1,633
                                                            -----------------------------------
Net property and equipment                                      $11,008             $10,479
                                                            ===================================

6. INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                                        SUCCESSOR
                                                            -----------------------------------
                                                            JANUARY 30 1999     JANUARY 31 1998
                                                            -----------------------------------
                                                                      (In Thousands)
Goodwill                                                        $ 91,823            $ 88,592
Customer lists                                                    17,188              16,150
Deferred financing costs                                           5,555               5,518
Other                                                                234                 262
                                                            -----------------------------------
                                                                114,800              110,522
Less accumulated amortization                                     6,949                3,676
                                                            -----------------------------------
                                                               $107,851             $106,846
                                                            ===================================


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

7. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                        SUCCESSOR
                                                            -----------------------------------
                                                            JANUARY 30 1999     JANUARY 31 1998
                                                            -----------------------------------
                                                                      (In Thousands)
9-7/8% Senior Subordinated Notes due 2008                      $100,000            $     --
New Credit Facility                                              22,700                  --
Old Credit Facility (retired):
  Working capital advance                                            --              23,000
  Term A Note                                                        --              18,500
  Term B Note                                                        --              19,850
  Term C Note                                                        --              24,813
Old Subordinated Notes (retired)                                     --              15,000
Other Notes                                                         178                 208
Capitalized lease obligations                                       796                 754
                                                                     --                  --
                                                            -----------------------------------
                                                                123,674             102,125
Less:
  Current maturities                                                544               3,699
  Unamortized discount                                               --                 450
                                                            -----------------------------------
                                                               $123,130            $ 97,976
                                                            ===================================

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

The Senior Subordinated Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by each Domestic Restricted Subsidiary that is a Material Subsidiary (as such terms are defined in the indenture for the Senior Subordinated Notes (the "Senior Subordinated Notes Indenture")) (whether currently existing, newly acquired or created). Each such subsidiary guaranty (a "Subsidiary Guaranty") will provide that the subsidiary guarantor, as primary obligor and not merely as surety, will irrevocably and unconditionally guarantee on an unsecured, senior subordinated basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of the Company under the Senior Subordinated Notes Indenture and the Senior Subordinated Notes, whether for payment of principal or of interest on the Senior Subordinated Notes, expenses, indemnification or otherwise. As of January 30, 1999, none of the Company's Domestic Restricted Subsidiaries was a Material Subsidiary, and therefore no Subsidiary Guaranty was in force or effect.

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

FUTURE MATURITIES OF LONG-TERM DEBT

Five-year maturities of long-term debt are as follows (in thousands):

               2000                                      $    544
               2001                                           226
               2002                                         2,760
               2003                                         3,574
               2004                                         4,400
               Thereafter                                 112,170
                                                         --------
                                                         $123,674
                                                         ========

8. FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents-The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Long-term debt and interest rate swap agreements-The carrying amounts of the Company's borrowings under its new credit facility and old credit facility approximate their fair value because the new credit facility and the old credit facility are variable rate debt instruments. The fair values of the Company's senior subordinated notes are estimated based upon quoted market prices. The fair values of the Company's old subordinated notes, capital lease obligations, other notes and interest rate swap agreements are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of the Company's financial instruments at January 30, 1999 and January 31, 1998 are as follows:


                                                                             SUCCESSOR
                                                   -------------------------------------------------------------
                                                        JANUARY 30, 1999                 JANUARY 31, 1998
                                                   -------------------------------------------------------------
                                                   CARRYING                          CARRYING
                                                    AMOUNT          FAIR VALUE        AMOUNT          FAIR VALUE
                                                   -------------------------------------------------------------
                                                                           (In Thousands)

Cash and cash equivalents                          $    508          $   508          $ 2,060          $  2,060
9-7/8% Senior Subordinated Notes due 2008           100,000           75,000               --                --
New Credit Facility                                  22,700           22,700               --                --
Working capital advance (retired)                        --               --           23,000            23,000
Term notes (retired)                                     --               --           63,163            63,163
Old Subordinated Notes (retired)                         --               --           14,550            14,550
Other notes                                             178              178              208               208
Interest rate swap agreements                            --              225               --              (702)
Capital lease obligations                               796              802              754               761

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

10. INCOME TAXES

Income tax expense consisted of the following:


                                   SUCCESSOR                           PREDECESSOR
                     -------------------------------------------------------------------------
                                          FEBRUARY 27         JANUARY 26
                       YEAR ENDED        1997 THROUGH        1997 THROUGH         YEAR ENDED
                     JANUARY 30 1999    JANUARY 31 1998    FEBRUARY 26 1997    JANUARY 25 1997
                     -------------------------------------------------------------------------
                                                (In Thousands)
Income taxes:
  Current:
    Federal            $   569             $ 2,306            $   (66)             $2,958
    State                  145                 (24)                (2)                649
                     -------------------------------------------------------------------------
                           714               2,282                (68)              3,607
  Deferred:
    Federal               (327)               (458)                --                  34
    State                 (454)               (138)                --                  48
                     -------------------------------------------------------------------------
                          (781)               (596)                --                  82
                     -------------------------------------------------------------------------
                       $   (67)            $ 1,686            $   (68)             $3,689
                     =========================================================================


A reconciliation of U.S. income tax computed at the statutory rate and actual expense is as follows:


                                   SUCCESSOR                           PREDECESSOR
                     -------------------------------------------------------------------------
                                          FEBRUARY 27         JANUARY 26
                       YEAR ENDED        1997 THROUGH        1997 THROUGH         YEAR ENDED
                     JANUARY 30 1999    JANUARY 31 1998    FEBRUARY 26 1997    JANUARY 25 1997
                     -------------------------------------------------------------------------
                                                (In Thousands)
Amount computed at
  statutory rate       $  (563)            $ 1,239            $   (89)             $3,154
State and local taxes
  less applicable
  federal income tax      (203)               (107)                (1)                460
Goodwill and other
  amortization             642                 657                 26                 232
Other                       57                (103)                (4)               (157)
                     -------------------------------------------------------------------------
                       $   (67)            $ 1,686            $   (68)             $3,689
                     =========================================================================

The components of the net deferred tax asset and liability are as follows:


                                                           SUCCESSOR
                                                  --------------------------
                                                  JANUARY 30      JANUARY 31
                                                     1999            1998
                                                  --------------------------
                                                        (In Thousands)
Deferred tax liabilities:
    Inventory                                       $2,244          $2,244
    Property and equipment                           1,147           1,088
    Customer lists                                   5,584           5,783
    Other                                              257             349
                                                  --------------------------
Total deferred tax liabilities                       9,232           9,464


Deferred tax assets:
    Interest expense                                 2,016           2,016
    State net operating loss carryforwards           1,100              --
    Inventory                                          556             568
    Accrued expenses                                   553             526
    Other                                              140              45
                                                  --------------------------
Total deferred tax assets                            4,365           3,155
                                                  --------------------------
Net deferred tax liabilities                        $4,867          $6,309
                                                  ==========================


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

LEASE COMMITMENTS

The Company leases substantially all of its vehicles and certain other equipment and facilities. These leases are subject to renewal options for varying periods. Future minimum payments, by year and in the aggregate, under capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following:


                                                              CAPITAL        OPERATING
                                                              LEASES          LEASES
                                                              ------------------------
2000                                                          $  451          $ 3,427
2001                                                             291            2,663
2002                                                             226            1,784
2003                                                              92            1,062
2004                                                              34              707
Thereafter                                                        --              811
                                                              ------------------------
Total minimum lease payments                                   1,094          $10,454
                                                                              ========
Less amounts representing interest                               298
                                                              ------
Present value of future minimum lease payments                   796
Less current maturities of capital lease obligations             366
                                                              ------
Capital lease obligations                                     $  430
                                                              ======


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

12. REDEEMABLE PREFERRED STOCK AND STOCK PURCHASE WARRANTS

Effective February 26, 1997, in connection with the Fenway Acquisition described in Note 2, Holdings authorized 10,000 shares and issued to New York Life Insurance Company and American Home Assurance Company (the "Outside Investors") 1,500 shares of Series A nonvoting, cumulative, redeemable preferred stock with a par value of $.01 per share (the "Holdings Series A Preferred Stock") for consideration of $14,900,000, with a liquidation preference of $10,000 per share. Dividends are cumulative at an annual rate of 15.5% and are payable in cash or, at the option of Holdings, in whole or in part in additional Holdings Series A Preferred Stock. The Holdings Series A Preferred Stock ranks senior to all classifications of stock. The Holdings Series A Preferred Stock is optionally redeemable at any time, and mandatorily redeemable on February 26, 2007, upon not less than ten days notice at a redemption price equal to the liquidation preference thereof plus accrued and unpaid dividends to the redemption date. The Holdings Series A Preferred Stock, including accrued and unpaid dividends of $2,764,000, was redeemed with a portion of the proceeds of the New Credit Facility, the Holdings Senior Discount Notes and the Senior Subordinated Notes. Holdings' Series A Preferred stock was reflected in the financial statements of the Company prior to its redemption because the Company is a wholly-owned subsidiary of Holdings and a portion of the Series A Preferred Stock was redeemed with a portion of the Company's proceeds from the April 1998 transactions.

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

Nonqualified Series B Options of 8,567 were granted in August 1997 in connection with the Fenway Acquisition to certain officers of the Company. Approximately 65% of the options ("Series B Basic) become exercisable, subject to the achievement of certain target earnings by Holdings and continued employment of the optionholders, at the rate of 20% per year commencing with the Company's fiscal year ended January 31, 1998. Holdings is deemed to have achieved the target earnings in a given fiscal year if Holdings' net income before interest, taxes, depreciation, amortization, extraordinary or unusual gains or losses, management fees payable to Fenway, directors fees and expenses payable to Fenway representatives and fees and expenses associated with acquisitions equals or exceeds the target amount set in the Option Plan or by the Board of Directors for such fiscal year. The remaining 35% of Series B Options ("Series B Extra") vest upon a change of control of Holdings and the attainment of certain internal rate of return objectives by Holdings' stockholders as defined in the Option Plan. The exercise price of Series B Options granted in August 1997 was approximately $364 per share at the time such Series B Options were granted. On April 24, 1998, in connection with the Transactions, the exercise price of Series B Options that were not vested as of April 24, 1998 was reduced. The exercise price of (i) Series B Options of 7,465 that were not vested (as such term is defined in the Option Plan) as of April 24, 1998 is approximately $186 per share and (ii) Series B Options of 1,102 that were vested (as such term is defined in the Option Plan) as of April 24, 1998 is approximately $364 per share. Upon the vesting of the Series B options as defined in the Option Plan, Holdings will recognize compensation expense related to the Series B Options based upon the difference, if any, between the estimated fair value of Holdings' common stock at the time such options vest and the exercise prices of $186 or $364, respectively. No additional Series B options vested during the year ended January 30, 1999.

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


                                               FEBRUARY 27
                          YEAR ENDED           1997 THROUGH
                        JANUARY 30 1999      JANUARY 31 1998
                        ------------------------------------
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
Expected life                                      3 years
Volatility                                  Not applicable

A summary of the status of the shares under the Company's stock option plan is as follows:


                                                              FEBRUARY 27
                                        YEAR ENDED           1997 THROUGH
                                      JANUARY 30 1999      JANUARY 31 1998
                                      ------------------------------------
                                                (In Thousands)
Outstanding, beginning of year            20,095                    --
Granted                                      100                20,095
  Forfeited                                 (100)                   --
                                      ------------------------------------
Outstanding, end of year                  20,095                20,095
                                      ====================================
Options exercisable at end of year        12,610                12,630
                                      ====================================

Additional information regarding stock options granted in connection with the 1997 stock option plan is outlined below:


                                                                                                      FEBRUARY 27, 1997 THROUGH
                                                                    YEAR ENDED JANUARY 30, 1999            JANUARY 31, 1998
                                                                  ------------------------------------------------------------------
                                                                              SERIES B   SERIES B               SERIES B   SERIES B
                                                                  SERIES A     BASIC      EXTRA     SERIES A     BASIC      EXTRA
                                                                  ------------------------------------------------------------------
Weighted average fair value of options at grant date                     5         51         26           5         51         26
Weighted average exercise price of all outstanding options              36        228        186          36        364        364
Weighted average exercise price of options exercisable                  36        364         --          36        364         --
Weighted average exercise price of expired and forfeited options        --        186         --          --         --         --
Weighted average remaining contractual life of options outstanding     8.1        8.1        8.1         9.1        9.1        9.1
Options outstanding at end of year                                  11,528      5,508      3,059      11,528      5,508      3,059
Options exercisable at end of year                                  11,528      1,082         --      11,528      1,102         --

PREDECESSOR

The Predecessor had an option plan (the "Prior Plan") for eligible officers and key management personnel. The Prior Plan authorized the issuance of up to 12,212 shares of Predecessor's Class A common stock. A summary of Predecessor's stock option activity and related information for the period January 26, 1997 through February 26, 1997 and the fiscal year ended January 25, 1997 is as follows:


                                                     JANUARY 26, 1997
                                                         THROUGH                       YEAR ENDED
                                                    FEBRUARY 26, 1997               JANUARY 25, 1997
                                                 ---------------------------------------------------------
                                                                WEIGHTED                         WEIGHTED
                                                                 AVERAGE                          AVERAGE
                                                                EXERCISE                         EXERCISE
                                                 OPTIONS          PRICE          OPTIONS           PRICE
                                                 ---------------------------------------------------------
Outstanding, beginning of year                   12,212          $    62          11,595          $    62
Granted                                              --                              617               62
Exercised                                        12,212               62              --
                                                 ------                          -------
Outstanding, end of year                             --                           12,212
                                                 ======                          =======
Exercisable, end of year                             --                            9,536
                                                 ======                          =======
Weighted average fair value of options
  granted during the year                                                        $   611

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


                                                                                 JANUARY 26
                                                                                1997 THROUGH          YEAR ENDED
                                                                                 FEBRUARY 26          JANUARY 25
                                                                                    1997                 1997
                                                                                ---------------------------------
                                                                                         (In Thousands)
Net (loss) income before stock options and warrants                                $  (195)             $ 5,589
Recorded APB No. 25 compensation expense                                            (1,054)              (1,065)
Pro forma compensation expense from stock options and warrants:
    Fiscal year ended January 27, 1996 grant                                           108                  108
    Fiscal year ended January 25, 1997 grant                                            --                  355
                                                                                ---------------------------------
Pro forma net income                                                               $   751              $ 6,191
                                                                                =================================

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
Expected life                                           3 years
Volatility                                       Not applicable

14. RELATED PARTY TRANSACTIONS

In connection with the April 1998 Transactions, members of management of Iron Age holding vested options received aggregate payments of $2,245,000 which reflects the decrease in the equity value of the Company as a result of the cash distributed to the stockholders of Holdings in the April 1998 Transactions.

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

                           SUMMARY COMPENSATION TABLE

                                                            ANNUAL COMPENSATION             LONG TERM         ALL OTHER
                                                            -------------------          COMPENSATION($)   COMPENSATION($)
                                                        ------------------------------------------------------------------
                                                                                            NUMBER OF
                                                                                            SECURITIES
                                                                                            UNDERLYING
NAME AND POSITION                          YEAR (1)     SALARY ($)        BONUS($)          OPTIONS(2)
-----------------                          --------     ----------      ------------        ----------
Donald R. Jensen (3) .................       1998        404,740          554,900(5)         9,351.60         9,956(7)
Chairman                                     1999        397,961        1,488,774(6)               --        23,307(8)


William J. Mills (4) .................       1998        167,857          237,200(9)         3,189.75         9,956(7)
President and Chief Executive Officer        1999        172,780          431,394(10)              --        11,085(11)


Keith A. McDonough ...................       1998        118,269          224,760(9)         3,129.75         7,464(13)
Executive Vice President and                 1999        122,777          416,495(12)              --        10,437(14)
Chief Financial Officer


William J. Taaffe (15) ...............       1998         99,176          206,100(9)         1,617.89         6,301(17)
President and Chief Operating Officer        1999        101,842          160,116(16)              --        10,609(18)
 of Knapp Division


Theodore C. Johanson .................       1998        193,123           20,000(19)          200.00         5,075(21)
President and Chief Executive Officer,       1999        191,361           39,079(20)              --         4,485(22)
Falcon

----------

(1) 1999: Fiscal year ended January 30, 1999. 1998: Fiscal year ended January 31, 1998.
(2)  Options to acquire common stock of Holdings.
(3) In addition to serving as Chairman of the Company, Mr. Jensen also served as the Company's Chief Executive Officer until February 1, 1999.
(4) Prior to February 1, 1999, Mr. Mills served as President and Chief Operating Officer of the Company.
(5) Includes $275,000 bonus paid by Iron Age in connection with the Fenway Acquisition.
(6) Includes $1,202,966 bonus paid by Iron Age in connection with the April 1998 Transactions.
(7) Includes Iron Age allocations of $9,309 under defined contribution plan for the plan year ended December 31, 1997 and group term life insurance premiums of $647 paid by Iron Age during the plan year ended December 31, 1997.
(8) Includes Iron Age allocations of $6,020 under defined contribution plan for the plan year ended December 31, 1998 and group term life insurance premiums of $3,510 paid by Iron Age during the plan year ended December 31, 1998.
(9) Includes $175,000 bonus paid by Iron Age in connection with the Fenway Acquisition.
(10) Includes $367,881 bonus paid by Iron Age in connection with the April 1998 Transactions.
(11) Includes Iron Age allocations of $6,020 under defined contribution plan for the plan year ended December 31, 1998 and group term life insurance premiums of $330 paid by Iron Age during the plan year ended December 31, 1998.
(12) Includes $365,685 bonus paid by Iron Age in connection with the April 1998 Transactions.
(13) Includes Iron Age allocations of $6,948 under defined contribution plan for the plan year ended December 31, 1997 and group term life insurance premiums of $516 paid by Iron Age during the plan year ended December 31, 1997.
(14) Includes Iron Age allocations of $6,020 under defined contribution plan for the plan year ended December 31, 1998 and group term life insurance premiums of $386 paid by Iron Age during the plan year ended December 31, 1998.
(15) Mr. Taaffe resigned effective January 13, 1999.
(16) Includes $128,360 bonus paid by Iron Age in connection with the April 1998 Transactions.
(17) Includes Iron Age allocations of $5,865 under defined contribution plan for the plan year ended December 31, 1997 and group term life insurance premiums of $436 paid by Iron Age during the plan year ended December 31, 1997.
(18) Includes Iron Age allocations of $5,632 under defined contribution plan for the plan year ended December 31, 1998 and group term life insurance premiums of $310 paid by Iron Age during the plan year ended December 31, 1998.
(19) Includes $20,000 bonus paid by Iron Age in connection with the Fenway Acquisition.
(20) Includes $7,321 bonus paid by Iron Age in connection with the April 1998 Transactions.
(21) Represents Falcon allocations under defined contribution plan for the plan year ended December 31, 1997.
(22) Represents Falcon allocations under defined contribution plan for the year ended December 31, 1998.

AGGREGATED FISCAL YEAR-END OPTION VALUES

         The following table sets forth information concerning the value of unexercised stock options at the end of fiscal 1999 for the Named Executive Officers.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                                                             NUMBER OF SECURITIES
                                                            UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED
                                                                   OPTIONS AT           IN-THE-MONEY OPTIONS
                                                             FISCAL YEAR END(#)(1)    AT FISCAL YEAR END($)(2)
                                                             ---------------------    ------------------------

                                                                  EXERCISABLE/              EXERCISABLE/
                                                                  ------------              ------------
NAME                                                              UNEXERCISABLE             UNEXERCISABLE
----                                                              -------------             -------------
Donald R. Jensen
    Series A .....................................                 6,404.83/0               1,188,224/0
    Series B-Basic B..............................               339.60/1,358.40                0/0
    Series B-Extra B .............................                 0/1,248.77                   0/0

William J. Mills
    Series A .....................................                 1,929.75/0                358,007/0
    Series B-Basic B .............................                   132/528                    0/0
    Series B-Extra B .............................                    0/600                     0/0

Keith A. McDonough
    Series A .....................................                 1,929.75/0                358,007/0
    Series B-Basic B .............................                   120/480                    0/0
    Series B-Extra B .............................                    0/600                     0/0

William J. Taaffe
    Series A .....................................                  617.89/0                 114,631/0
    Series B-Basic B .............................                   100/400                    0/0
    Series B-Extra B .............................                    0/500                     0/0

Theodore C. Johanson
    Series B-Basic B .............................                   40/160                     0/0

----------
(1)  Options to acquire common stock of Holdings.
(1)  Value based on assumed value at January 30, 1999 of $185.52 per share.

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

        SIGNATURE                                   TITLE                                              DATE
        ---------                                   -----                                              ----
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