Form 10-Q/A
period 1999-05-01
IRON AGE CORP
filed 1999-11-30
CIK 1061792

                                   FORM 10-Q/A


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended:                 May 1, 1999
                                  --------------------------------------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
      For the transition period from:__________________to_________________

                       Commission file number:   333-57011
                                              ---------------

                              Iron Age Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                           25-1376723
        -----------------------------           ----------------------
        (State or other jurisdiction              (I.R.S. Employer
        incorporation or organization           Identification Number)

         Robinson Plaza Three, Suite 400, Pittsburgh, Pennsylvania 15205
         ---------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (412) 787-4100
               --------------------------------------------------
               Registrants telephone number, including area code)

                                 Not Applicable.
                   ------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

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

         Condensed Consolidated Balance Sheets as of May 1, 1999 and
           January 30, 1999

         Condensed Consolidated Statements of Income for the three months ended
           May 1, 1999 and May 2, 1998

         Condensed Consolidated Statements of Cash Flows for the three months ended May 1, 1999 and May 2, 1998

         Notes to Condensed Consolidated Financial Statements

                              Iron Age Corporation
                      Condensed Consolidated Balance Sheets

                                                                        MAY 1              JANUARY 30
                                                                        1999                  1999
                                                                    (UNAUDITED)              (NOTE)
ASSETS                                                                    (Dollars in Thousands)
Current assets:
  Cash and cash equivalents                                          $     121             $     508
  Accounts receivable, net                                              18,045                17,455
  Inventories (Note 2)                                                  36,076                36,681
  Prepaid expenses                                                       3,143                 4,433
  Deferred income taxes                                                    866                   861
                                                                     ---------             ---------
Total current assets                                                    58,251                59,938

Notes receivable and other assets                                          538                   431
Property and equipment, net                                             10,860                11,008
Intangible assets, net                                                 106,821               107,851
                                                                     ---------             ---------
Total assets                                                         $ 176,470             $ 179,228
                                                                     =========             =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt                               $     527             $     544
  Accounts payable                                                       2,519                 3,307
  Accrued expenses                                                       9,218                 8,134
                                                                     ---------             ---------
Total current liabilities                                               12,264                11,985

Long-term debt, less current maturities                                119,565               123,130
Accrued pension liability                                                  504                   516
Deferred income taxes                                                    5,728                 5,728
                                                                     ---------             ---------
Total liabilities                                                      138,061               141,359
Commitments and contingencies                                               --                    --
Redeemable preferred stock                                                  --                    --

Stockholder's equity:
  Common stock, $1 par value; 1,000 shares
    authorized, issued and outstanding                                       1                     1
  Additional paid-in capital                                            44,466                44,466
  Accumulated deficit                                                   (6,019)               (6,412)
  Other comprehensive (loss) income                                        (39)                 (186)
                                                                     ---------             ---------
Total stockholder's equity                                              38,409                37,869
                                                                     ---------             ---------
Total liabilities and stockholder's equity                           $ 176,470             $ 179,228
                                                                     =========             =========

See accompanying notes.

                              Iron Age Corporation
             Condensed Consolidated Statements of Income (Unaudited)

                                                        THREE MONTHS ENDED
                                                    MAY 1               MAY 2
                                                     1999                1998
                                                   -------            --------
                                                      (DOLLARS IN THOUSANDS)
Net sales                                          $32,907            $ 32,167
Cost of sales                                       16,419              16,046
                                                   -------            --------
Gross profit                                        16,488              16,121

Selling, general and administrative                 10,645              12,967
Depreciation                                           444                 424
Amortization of intangible assets                      904                 846
                                                   -------            --------
Operating income                                     4,495               1,884

Interest expense                                     3,362               2,678
                                                   -------            --------
Income (loss) before income taxes                    1,133                (794)

Provision (benefit) for income taxes                   740                (102)
                                                   -------            --------
Income (loss) before extraordinary item                393                (692)

Extraordinary item, net of tax effect                   --              (4,015)
                                                   -------            --------
Net income (loss)                                  $   393            $ (4,707)
                                                   =======            ========

See accompanying notes.

                              Iron Age Corporation
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                        THREE MONTHS ENDED   THREE MONTHS ENDED
                                                                               MAY 1                MAY 2
                                                                               1999                  1998
                                                                              -------             ---------
                                                                                   (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)                                                             $   393             $  (4,707)
Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities:
  Extraordinary item, net of tax                                                   --                 4,015
  Depreciation and amortization                                                 1,462                 1,378
  Amortization of deferred financing fees included in interest                    347                    31
  Provision for losses on accounts receivable                                      30                    47
  Deferred income taxes                                                            (5)                 (134)
 Changes in operating assets and liabilities:
    Accounts receivable                                                          (620)                 (627)
    Inventories                                                                   605                     1
    Prepaid expenses                                                            1,290                  (412)
    Other assets                                                                 (290)                 (294)
    Accounts payable                                                             (788)                  388
    Accrued expenses                                                            1,084                (2,565)
                                                                              -------             ---------
Net cash provided by (used in) operating activities                             3,508                (2,879)

INVESTING ACTIVITIES
Net cash used in business acquisitions                                             --                (4,493)
Purchases of property and equipment                                              (410)                 (374)
                                                                              -------             ---------
Net cash used in investing activities                                            (410)               (4,867)

FINANCING ACTIVITIES
Borrowing under revolving credit agreement                                        750                33,800
Proceeds from senior subordinated notes                                            --               100,000
Contribution by Holdings                                                           --                 6,380
Principal payment on debt                                                      (4,250)             (111,063)
Payment of financing costs                                                        (50)               (4,237)
Call premium on early extinguishment of old subordinated notes                     --                (1,562)
Redemption of Preferred Stock, including
    Cumulative unpaid dividends                                                    --               (17,664)
Principal payments on capital leases                                              (82)                   52
                                                                              -------             ---------
Net cash provided by (used in) financing activities                            (3,632)                5,706
Effect of exchange rate changes on cash and cash equivalents                      147                    10
                                                                              -------             ---------
(Decrease) increase in cash and cash equivalents                                 (387)               (2,030)
Cash and cash equivalents at beginning of period                                  508                 2,060
                                                                              -------             ---------
Cash and cash equivalents at end of period                                    $   121             $      30
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


2.       INVENTORY                                         MAY 1      JANUARY 30
Inventories consist of the following:                      1999           1999
                                                         -------        -------
Raw materials                                            $ 2,259        $ 2,328
Work-in-process                                              662            815
Finished goods                                            33,155         33,538
                                                         -------        -------
                                                         $36,076        $36,681
                                                         =======        =======

                                                            THREE MONTHS ENDED
3.       COMPREHENSIVE INCOME (LOSS)                       MAY 1          MAY 2
                                                           1999           1998
Net income (loss)                                        $   393        $(4,707)
Foreign currency translation gains                           147             10
                                                         -------        -------

Total comprehensive income (loss)                        $   540        $(4,697)
                                                         =======        ========

4.       DIVESTITURE

On May 25, 1999, the Company sold the assets (primarily inventory) of its safety and medical products line with a carrying value of approximately $0.4 million to Stratford Safety Products, Inc. for $0.5 million. The sale resulted in a gain of $0.085 million, which was reflected as a reduction of goodwill that was recorded in connection with the acquisition of Safety Supplies and Service Co., Inc. The Company's net income from the safety and medical products line was not material from the date of the acquisition to the date of sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussions should be read in conjunction with the accompanying Condensed Consolidated Financial Statements for the period ended May 1, 1999, and the Company's audited consolidated financial statements and Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

ACQUISITIONS AND CAPITAL RESTRUCTURING

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

       On April 24, 1998 in the April 1998 Transactions, (i) Holdings consummated the sale of the Discount Notes, its 12 1/8% Senior Discount Notes due 2009, in an aggregate principal amount at maturity of $45.14 million, in a transaction exempt from the registration requirements of the

Securities Act, (ii) the Company issued the Senior Subordinated Notes, its
9 7/8% Senior Subordinated Notes due 2008, in an aggregate principal amount of $100 million in a transaction exempt from the registration requirements of the Securities Act, and (iii) Holdings and the Company entered into the New Credit Facility, which, as amended, provides for a $51.6 million senior secured credit facility consisting of a $30.0 million revolving working capital facility and a $21.6 million revolving acquisition facility. Holdings and the Company used excess cash and net proceeds from the Discount Notes, the Senior Subordinated Notes and the New Credit Facility to repay the Old Credit Facility and the Old Subordinated Notes, to make compensation payments to certain members of management and to pay a dividend to Holdings to allow Holdings to redeem the Holdings Series A Preferred Stock. The transactions described in this paragraph are collectively referred to herein as the "April 1998 Transactions."

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


DIVESTITURES

Effective August 31, 1998, the Company sold the Dunham trademark and related trademarks to New Balance Athletic Shoe, Inc. ("New Balance") for $2.0 million and recorded a gain of $1.7 million (the "Dunham Sale"). Dunham wholesale sales were $3.1 million in fiscal 1999, consisting of Dunham sales of $1.3 million prior to the Dunham Sale, sales of on-hand inventory to New Balance for approximately $0.6 million in conjunction with the Dunham Sale and sales of Dunham products of $1.2 million to New Balance after the Dunham Sale. In conjunction with the Dunham Sale, the Company's subsidiary, Falcon Shoe Mfg. Co., agreed to manufacture for New Balance certain products which New Balance will continue to sell under the Dunham brand name pursuant to a two year supply agreement with New Balance.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 1, 1999 COMPARED TO
THREE MONTHS ENDED MAY 2, 1998

Net Sales for the three months ended May 1, 1999 ("first quarter 2000") were $32.9 million compared to $32.2 million for the comparable three month period ended May 2, 1998 ("first quarter 1999"), an increase of $0.7 million, or 2.2%. The increase was attributable to growth in the Company's primary footwear distribution business of $0.5 million, or 1.6%, and new sales of $0.7 million, or 2.2%, related to the Company's vision and safety products business lines which were acquired in the First Quarter 1998 Acquisitions. The increase in net sales was partially offset by a $0.5 million, or 1.6%, decrease in net sales from the Company's manufacturing facility, primarily related to the Dunham Sale.

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

The Company used approximately $3.6 million from financing activities for first quarter 2000 due primarily to repayments of the New Credit Facility. Excluding cash paid for the First Quarter 1998 Acquisitions, the Company generated cash of $1.2 million for first quarter 1999 due primarily to borrowings under the New Credit Facility.

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

The Company has completed the inventory, assessment, renovation and validation of its IT systems, and implemented these systems in March 1999. In the ordinary course of business, the Company upgraded the applications software covering the main integrated system. As of May 1, 1999, the Company had expended $37,000 and has a total expected cost of $65,000 to replace, renovate, validate and implement software to address the Year 2000 Issue. This cost is being funded out of operating cash flow with the entire amount being capitalized as new hardware and software, in accordance with EITF 96-14.

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