Form 10-Q/A
period 1999-07-31
IRON AGE CORP
filed 1999-11-30
CIK 1061792

TABLE OF CONTENTS

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORM 10-Q/A

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

      (Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:       July 31, 1999

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from: __________________ to ________________

Commission file number:	333-57011

Iron Age Corporation

(Exact name of registrant as specified in its charter)

Delaware	25-1376723

(State or other jurisdiction incorporation or organization	(I.R.S. Employer Identification Number)

Robinson Plaza Three, Suite 400, Pittsburgh, Pennsylvania	15205

(Address of principal executive offices)	(Zip Code)

(412) 787-4100

Registrants telephone number, including area code)

Not Applicable.

(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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

4.    Subscribed Redeemable Preferred Stock

      In connection with the repurchase of the Senior Subordinated Notes as described in Note 3, on July 20, 1999, the Company borrowed $5.1 million under its new credit facility (the “New Credit Facility”) and Fenway Partners Capital Fund, L.P., Holdings’ (as defined below) majority stockholder, made an equity contribution of $2.563 million and on September 22, 1999, the Company borrowed $4.7 million under the New Credit Facility and Fenway made an equity contribution of $2.375 million. Fenway will be issued an aggregate of 1,000 shares of Series B Preferred Stock of Holdings (the “Series B Preferred”) for its equity contribution. The Series B Preferred will have a price per share of $4,938 and will have a per share annual dividend amount equal to $953.97, which dividends shall accrue from August 21, 1999 and shall be payable in-kind, semi-annually in arrears on February 21 and August 21, beginning February 21, 2000. The Series B Preferred will be junior to outstanding Series A Preferred Stock, if any, and senior to the Common Stock in dividends and liquidation. On liquidation, the Series B Preferred shall receive all accrued and unpaid dividends, payable as additional shares of Series B Preferred. All outstanding and accrued shares of Series B Preferred will have a per share liquidation preference equal to $4,938 plus an “Additional Amount,” which is defined as $2,044,324.70 divided by the total number of outstanding and accrued shares of Series B Preferred as of the event of liquidation. The Series B Preferred will be redeemable upon a Change of Control or a Public Offering, as such terms are defined in the indenture governing the Senior Subordinated Notes, at a redemption price equal to the amount that would be paid to the Series B Preferred in the event of a liquidation.

5.    Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended

	July 31,	August 1,	July 31,	August 1,
	1999	1998	1999	1998

Net income (loss)	$374	$(1,119)	$767	$(5,826)

Foreign currency translation gains (losses)	(118)	(126)	29	(116)

Total comprehensive income (loss)	$256	$(1,245)	$796	$(5,942)

6.    Divestiture

      On May 25, 1999, the Company sold the assets (primarily inventory) of its safety and medical products line with a carrying value of approximately $0.4 million to Stratford Safety Products, Inc. for $0.5 million. The sale resulted in a gain of $0.085 million, which was reflected as a reduction of goodwill that was recorded in connection with the acquisition of Safety Supplies and Service Co., Inc. The Company’s net income from the safety and medical products line was not material from the date of the acquisition to the date of sale.

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

Acquisitions and Capital Restructuring

      The Fenway Acquisition occurred on February 26, 1997. Concurrent with the Fenway Acquisition, (i) Holdings and the Company entered into the Old Credit Facility, (ii) the Company issued the Old Subordinated Notes in the amount of $14.55 million (net of a $0.45 million discount), (iii) Holdings issued 1,500 shares of the Holdings Series A Preferred Stock for an aggregate consideration of $14.9 million, (iv) Holdings issued 88,625 shares of Common Stock for an aggregate consideration of approximately $32.2 million, (v) Holdings issued warrants to acquire approximately 7,000 shares of Common Stock of Holdings at an exercise price of $185.52 per share for an aggregate consideration of $0.1 million, and (vi) management rolled over certain options to acquire approximately 6,000 shares of the predecessor company at an exercise price of $62 per share into options to acquire approximately 11,500 shares of Common Stock of Holdings at an exercise price of $36.36 per share and were granted additional options to acquire shares of Common Stock of Holdings at an exercise price of $363.60 per share. The total fair value of the exchanged options was recognized as a capital contribution to Holdings because the exchanged options represented a portion of the purchase price for Holdings. The Fenway Acquisition was accounted for by the purchase method and the purchase price has been allocated to the Company’s assets and liabilities based on fair market value. The Fenway Acquisition resulted in goodwill of approximately $84.1 million, which is being amortized over 40 years. The exercise price of the options which were rolled over by management is approximately $36 per share and represents the difference between the fair market value of Holdings’ Common Stock at the date of grant and the total fair value of the exchanged options which was recognized as a capital contribution to Holdings of approximately $3,772,700, or approximately $328 per share.

      The Company acquired Knapp Shoes, Inc. (“Knapp”) on March 14, 1997 (the “Knapp Acquisition”). As part of the Knapp Acquisition, Holdings contributed an additional $4.0 million of common equity. The Knapp Acquisition was accounted for under the purchase method for business combinations and, accordingly, the results of operations for Knapp are included in the Company’s financial statements only from the date of the Knapp Acquisition.

      On April 24, 1998 in the April 1998 Transactions, (i) Holdings consummated the sale of the Discount Notes, its 12 1/8% Senior Discount Notes due 2009, in an aggregate principal amount at maturity of $45.14 million, in a transaction exempt from the registration requirements of the Securities Act, (ii) the Company issued the Senior Subordinated Notes, its 9 7/8% Senior Subordinated Notes due 2008, in an aggregate principal amount of $100 million in a transaction exempt from the registration requirements of the Securities Act, and (iii) Holdings and the Company entered into the New Credit Facility, which, as amended, provides for a $61.6 million senior secured credit facility consisting of a $30.0 million revolving working capital facility and a $31.6 million revolving acquisition facility. Holdings and the Company used excess cash and net proceeds from the Discount Notes, the Senior Subordinated Notes and the New Credit Facility to repay the Old Credit Facility and the Old Subordinated Notes, to make compensation payments to certain members of management and to pay a dividend to Holdings to allow Holdings to redeem the Holdings Series A Preferred Stock. The transactions described in this paragraph are collectively referred to herein as the “April 1998 Transactions.”

      On October 21, 1998, the Company consummated an exchange offer of Senior Subordinated Notes registered under the Securities Act of 1933, as amended. The Senior Subordinated Notes and the notes exchanged therefor are referred to as the “Senior Subordinated Notes.”

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

Divestitures

      On May 25, 1999, the Company sold its safety and medical products line to Stratford Safety Products, Inc. for $0.5 million. The sale resulted in a reduction in the basis of the assets of $0.085 million, which was reflected as a reduction of goodwill that was recorded in connection with the acquisition of Safety Supplies & Service Co., Inc.

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

      As of January 30, 1999, the Company recognized a state income tax benefit of $1.1 million from net operating loss carryforwards for first quarter 1999. The Company needs to generate $10.0 million of state taxable income to realize this benefit. The Company evaluates the adequacy of the valuation reserve and the realization of the deferred tax benefit on an ongoing basis. Management believes that future taxable income will more likely than not allow the Company to realize this benefit.

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

      The Senior Subordinated Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by each Domestic Restricted Subsidiary that is a Material Subsidiary (as such terms are defined in the indenture for the Senior Subordinated Notes (the “Senior Subordinated Notes Indenture”)) (whether currently existing, newly acquired or created). Each such subsidiary guaranty (a “Subsidiary Guaranty”) will provide that the subsidiary guarantor, as primary obligor and not merely as surety, will irrevocably and unconditionally guarantee on an unsecured, senior subordinated basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of the Company under the Senior Subordinated Notes Indenture and the Senior Subordinated Notes, whether for payment of principal or of interest on the Senior Subordinated Notes, expenses, indemnification or otherwise. As of January 30, 1999, none of the Company’s Domestic Restricted Subsidiaries was a Material Subsidiary, and therefore no Subsidiary Guaranty was in force or effect.

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

      The Company has completed the inventory, assessment, renovation and validation of its IT systems, and implemented these systems in March 1999. In the ordinary course of business, the Company upgraded the applications software covering the main integrated system. As of July 31, 1999, the Company had expended approximately $45,000 and has a total expected cost of $65,000 to replace, renovate, validate and implement software to address the Year 2000 Issue. This cost is being funded out of operating cash flow with the entire amount being capitalized as new hardware and software, in accordance with EITF 96-14.

      The Company’s inventory and assessment of its non-IT systems (including telephone, heating/air-conditioning, electricity and security systems) was completed by December 31, 1998. This is being followed by any required renovation in calendar year 1999. The Company is using internal resources to address the Year 2000 Issue of its non-IT systems and has not incurred significant, separately identifiable costs through July 31, 1999 but does expect to incur additional costs of approximately $40,000 in order to upgrade its non-IT systems. All validation and implementation of these non-IT systems is expected to be completed by the end of the third quarter. This cost is being funded out of operating cash flow with the entire amount being capitalized as new hardware and software.

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

IRON AGE CORPORATION

By: /s/ Keith A. McDonough

Name: Keith A. McDonough
Dated:	September 14, 1999	Title: Executive Vice President Chief Financial Officer (Principal financial and accounting officer)