Form 10-Q
period 1999-10-30
IRON AGE CORP
filed 1999-12-14
CIK 1061792

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

      (Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: October 30, 1999
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from: _____________________ to _____________________

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

Not Applicable

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

      Condensed Consolidated Balance Sheets as of October 30, 1999 and January 30, 1999

      Condensed Consolidated Statements of Income for the three months and nine months ended October 30, 1999 and October 31, 1998

      Condensed Consolidated Statements of Cash Flows for the nine months ended October 30, 1999 and October 31, 1998

      Notes to Condensed Consolidated Financial Statements

Iron Age Corporation
Condensed Consolidated Balance Sheets

	October 30	January 30
	1999	1999

	(unaudited)
	(Dollars in Thousands)
Assets

Current assets:

Cash and cash equivalents	$164	$508

Accounts receivable, net	17,406	17,455

Inventories (Note 2)	36,020	36,681

Prepaid expenses	710	4,433

Deferred income taxes	865	861

Total current assets	55,165	59,938

Notes receivable and other assets	1,304	431

Property and equipment, net	10,326	11,008

Intangible assets, net	104,029	107,851

Total assets	$170,824	$179,228

Liabilities and stockholder’s equity

Current liabilities:

Current maturities of long-term debt	$516	$544

Accounts payable	2,240	3,307

Accrued expenses	8,908	8,134

Total current liabilities	11,664	11,985

Long-term debt, less current maturities	108,629	123,130

Accrued pension liability	431	516

Deferred income taxes	5,621	5,728

Total liabilities	126,345	141,359

Commitments and contingencies	—	—

Subscribed redeemable preferred stock (Note 4)	5,064	—

Stockholder’s equity:

Common stock, $1 par value; 1,000 shares authorized, issued and outstanding	1	1

Additional paid-in capital	44,466	44,466

Accumulated deficit	(4,912)	(6,412)

Other comprehensive loss	(140)	(186)

Total stockholder’s equity	39,415	37,869

Total liabilities and stockholder’s equity	$170,824	$179,228

See accompanying notes.

Iron Age Corporation
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended

	October 30	October 31	October 30	October 31
	1999	1998	1999	1998

		(Dollars in Thousands)
Net sales	$29,641	$32,592	$91,026	$93,871

Cost of sales	14,635	17,070	45,151	47,918

Gross profit	15,006	15,522	45,875	45,953

Selling, general and administrative	10,474	11,320	31,555	35,399

Depreciation	472	454	1,391	1,304

Amortization of intangible assets	908	879	2,709	2,603

Operating income	3,152	2,869	10,220	6,647

Gain on divestiture (Note 6)	—	1,686	—	1,686

Interest expense	2,829	3,161	9,333	9,147

Income (loss) before income taxes and extraordinary item	323	1,394	887	(814)

Income tax provision	343	868	1,064	471

(Loss) income before extraordinary item	(20)	526	(177)	(1,285)

Extraordinary gain (loss), net of tax effect (Note 3)	880	—	1,804	(4,015)

Net income (loss)	$860	$526	$1,627	$(5,300)

See accompanying notes.

Iron Age Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended	Nine months ended
	October 30	October 31
	1999	1998

	(Dollars in Thousands)
Operating activities

Net income (loss)	$1,627	$(5,300)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Extraordinary item, net of tax	(1,804)	4,015

Depreciation and amortization	4,462	4,251

Amortization of deferred financing fees included in interest	644	360

Provision for losses on accounts receivable	89	94

Deferred income taxes	(111)	(231)

Changes in operating assets and liabilities:

Accounts receivable	(40)	(1,195)

Inventories	661	1,944

Prepaid expenses	2,626	295

Other assets	(218)	(537)

Accounts payable	(1,067)	(665)

Accrued expenses	578	2,003

Net cash provided by operating activities	7,447	5,034

Investing activities

Net cash used in business acquisitions	—	(5,240)

Capitalization of internal-use software costs	(830)	—

Purchases of property and equipment	(1,071)	(1,671)

Net cash used in investing activities	(1,901)	(6,911)

Financing activities

Borrowing under revolving credit agreement	18,050	40,150

Proceeds from senior subordinated notes	—	100,000

Issuance of redeemable preferred stock subscriptions	4,938	—

Contribution by Holdings	—	6,380

Principal payment on debt	(28,485)	(121,323)

Payment of financing costs	(187)	(5,269)

Call premium on early extinguishment of old subordinated notes	—	(1,562)

Redemption of Preferred Stock, including Cumulative unpaid dividends	—	(17,664)

Principal payments on capital leases	(252)	(85)

Net cash (used in) provided by financing activities	(5,936)	627

Effect of exchange rate changes on cash and cash equivalents	46	(212)

Decrease in cash and cash equivalents	(344)	(1,462)

Cash and cash equivalents at beginning of period	508	2,060

Cash and cash equivalents at end of period	$164	$598

See accompanying notes.

Iron Age Corporation
Notes to Condensed Consolidated
Financial Statements (Unaudited)

October 30, 1999

1. Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended October 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended January 29, 2000. For further information, refer to Iron Age Corporation’s (“Iron Age” or the “Company”) consolidated financial statements and footnotes thereto for the fiscal year ended January 30, 1999.

2. Inventory

	October 30	January 30
	1999	1999

Inventories consist of the following:

Raw materials	$1,985	$2,328

Work-in-process	673	815

Finished goods	33,362	33,538

	$36,020	$36,681

3. Extraordinary Gain

On September 22, 1999, the Company repurchased $9.0 million in principal amount of its 9 7/8% Senior Subordinated Notes due 2008 (the “Senior Subordinated Notes”) for $7.13 million. The Company recorded an extraordinary gain of $0.88 million, net of unamortized deferred financing costs of $0.35 million and income taxes of $0.64 million.

On July 20, 1999, the Company repurchased $9.64 million in principal amount of its Senior Subordinated Notes for $7.66 million. The Company recorded an extraordinary gain of $0.92 million, net of unamortized deferred financing costs of $0.38 million and income taxes of $0.67 million.

4. Subscribed Redeemable Preferred Stock

In connection with the repurchase of the Senior Subordinated Notes as described in Note 3, on July 20, 1999 the Company borrowed $5.1 million under its new credit facility (the “New Credit Facility”) and Iron Age Holdings Corporation (“Holdings”), the sole stockholder of the Company, made an equity contribution of $2.563 million, which was funded by a $2.563 million equity contribution from Holdings’ majority stockholder, Fenway Partners Capital Fund, L.P (“Fenway”) and on September 22, 1999, the Company borrowed $4.7 million under the New Credit Facility and Holdings made an equity contribution of $2.375 million, which was funded by a $2.375 million equity contribution from Fenway. Fenway will be issued an aggregate of 1,000 shares of Series B Preferred Stock of Holdings (the “Series B Preferred”) for its equity contribution. The Series B Preferred will have a price per share of $4,938 and will have a per share annual dividend amount equal to $953.97, which dividends shall accrue from August 21, 1999 and shall be payable in-kind, semi-annually in arrears on February 21 and August 21, beginning February 21, 2000. The Series B Preferred will be junior to outstanding Series A Preferred Stock, if any, and senior to the Common Stock in dividends and liquidation. On liquidation, the Series B Preferred shall receive all accrued and unpaid dividends, payable as additional shares of Series B Preferred. All oustanding and accrued shares of Series B Preferred will have a per share liquidation preference equal to $4,938 plus an “Additional Amount,” which is defined as $2,044,324.70 divided by the total number of outstanding and accrued shares of Series B Preferred as of the event of liquidation. The Series B Preferred will be redeemable upon a Change of Control or a Public Offering, as such terms are defined in the indenture governing the Senior Subordinated Notes, at a redemption price equal to the amount that would be paid to the Series B Preferred in the event of a liquidation.

5. Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended

	October 30,	October 31,	October 30,	October 31,
	1999	1998	1999	1998

Net income (loss)	$860	$526	$1,627	$(5,300)

Foreign currency translation gains (losses)	17	(96)	46	(212)

Total comprehensive income (loss)	$877	$430	$1,673	$(5,512)

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

On September 9, 1998, the Company announced the sale of the Dunham trademark and related trademarks with no carrying value to New Balance Athletic Shoe, Inc. and New Balance Trading Company, Ltd. (“New Balance”), effective August 31, 1998, for $2.0 million and recorded a gain of $1.7 million, net of certain transaction costs (the “Dunham Sale”). Dunham wholesale sales were $3.1 million in fiscal 1999, consisting of Dunham sales of $1.3 million prior to the Dunham Sale, sales of on-hand inventory to New Balance for approximately $0.6 million in conjunction with the Dunham Sale and sales of Dunham products of $1.2 million to New Balance after the Dunham Sale. In conjunction with the Dunham Sale, the Company’s manufacturing subsidiary, Falcon Shoe Mfg. Co. (“Falcon”), agreed to manufacture for New Balance certain products which New Balance will continue to sell under the Dunham brand name pursuant to a two year supply agreement with New Balance. The supply agreement does not contain a minimum purchase quantity and prices under the supply agreement are based upon the volume purchased annually by New Balance.

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations.

General

The following discussions should be read in conjunction with the accompanying Condensed Consolidated Financial Statements for the period ended October 30, 1999, and the Company’s audited consolidated financial statements and Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

September 1999 Transaction

On September 22, 1999, the Company repurchased $9.0 million in principal amount of the Senior Subordinated Notes for $7.13 million. The purchase price was funded by $4.7 million of borrowings under the New Credit Facility and a $2.375 million equity contribution from Holdings, which was funded by a $2.375 million equity contribution from Holdings’ majority stockholder, Fenway, for which Fenway will receive Series B Preferred. The Company recorded an extraordinary gain of $0.88 million, net of unamortized deferred financing costs of $0.35 million, and income taxes of $0.64 million. Following the repurchase, such principal amount of the Senior Subordinated Notes was retired. The transaction described in this paragraph is referred to herein as the “September 1999 Transaction.” The Company may, under favorable market conditions, repurchase additional Senior Subordinated Notes.

July 1999 Transaction

On July 20, 1999, the Company repurchased $9.64 million in principal amount of the Senior Subordinated Notes for $7.66 million. The purchase price was funded by $5.1 million of borrowings under the New Credit Facility and a $2.563 million equity contribution from Holdings, which was funded by a $2.563 million equity contribution from Holdings’ majority stockholder, Fenway, for which Fenway will receive Series B Preferred. The Company recorded an extraordinary gain of $0.92 million, net of unamortized deferred financing costs of $0.38 million, and income taxes of $0.67 million. Following the repurchase, such principal amount of the Senior Subordinated Notes was retired. The transaction described in this paragraph is referred to herein as the “July 1999 Transaction.” The Company may, under favorable market conditions, repurchase additional Senior Subordinated Notes.

Acquisitions and Capital Restructuring

On February 26, 1997, Fenway, together with certain other investors, in partnership with certain members of management, acquired all of the outstanding stock of the predecessor to Holdings for an aggregate purchase price of $143.6 million (the “Fenway Acquisition”). Concurrent with the Fenway Acquisition, (i) Holdings and the Company entered into a syndicated senior bank loan facility (the “Old Credit Facility”), (ii) the Company issued its 12.5 % Senior Subordinated Notes due 2006 (the “Old Subordinated Notes”) in the amount of $14.55 million (net of a $0.45 million discount), (iii) Holdings issued 1,500 shares of Series A Preferred Stock (the “Series A Preferred”) for an aggregate consideration of $14.9 million, (iv) Holdings issued 88,625 shares of Common Stock for an aggregate consideration of approximately $32.2 million, (v) Holdings issued warrants to acquire approximately 7,000 shares of Common Stock of Holdings at an exercise price of $185.52 per share for an aggregate consideration of $0.1 million, and (vi) management rolled over certain options to acquire approximately 6,000 shares of the predecessor company at an exercise price of $62 per share into options to acquire approximately 11,500 shares of Common Stock of Holdings at an exercise price of $36.36 per share and were granted additional options to acquire shares of Common Stock of Holdings at an exercise price of $363.60 per share. The total fair value of the exchanged options was recognized as a capital contribution to Holdings because the exchanged options represented a portion of the purchase price for Holdings. The Fenway Acquisition was accounted for by the purchase method and the purchase price has been allocated to the Company’s assets and liabilities based on fair market value. The Fenway Acquisition resulted in goodwill of approximately $84.1 million, which is being amortized over 40 years. The exercise price of the options which were rolled over by management is approximately $36 per share and represents the difference between the fair market value of Holdings’ Common Stock at the date of grant and the total fair value of the exchanged options which was recognized as a capital contribution to Holdings of approximately $3,772,700, or approximately $328 per share.

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

      On April 24, 1998, (i) Holdings consummated the sale of the “Discount Notes,” its 12 1/8% Senior Discount Notes due 2009, in an aggregate principal amount at maturity of $45.14 million, in a transaction exempt from the registration requirements of the Securities Act, (ii) the Company issued the Senior Subordinated Notes in an aggregate principal amount of $100 million in a transaction exempt from the registration requirements of the Securities Act, and (iii) Holdings and the Company entered into the New Credit Facility, which, as amended, provides for a $61.6 million senior secured credit facility consisting of a $30.0 million revolving working capital facility and a $31.6 million revolving acquisition facility. Holdings and the Company used excess cash and net proceeds from the Discount Notes, the Senior Subordinated Notes and the New Credit Facility to repay the Old Credit Facility and the Old Subordinated Notes, to make compensation payments to certain members of management and to pay a dividend to Holdings to allow Holdings to redeem the Series A Preferred. The transactions described in this paragraph are collectively referred to herein as the “April 1998 Transactions.”

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

Effective August 31, 1998, the Company sold the Dunham trademark and related trademarks with no carrying value to New Balance Athletic Shoe, Inc. (“New Balance”) for $2.0 million and recorded a gain of $1.7 million (the “Dunham Sale”). Dunham wholesale sales were $3.1 million in fiscal 1999, consisting of Dunham sales of $1.3 million prior to the Dunham Sale, sales of on-hand inventory to New Balance for approximately $0.6 million in conjunction with the Dunham Sale and sales of Dunham products of $1.2 million to New Balance after the Dunham Sale. In conjunction with the Dunham Sale, the Company’s subsidiary, Falcon Shoe Mfg. Co. (“Falcon”), agreed to manufacture for New Balance certain products which New Balance will continue to sell under the Dunham brand name pursuant to a two year supply agreement with New Balance.

Results of Operations

      Three Months ended October 30, 1999 compared to Three Months ended October 31, 1998

Net Sales for the three months ended October 30, 1999 (“third quarter 2000”) were $29.6 million compared to $32.6 million for the comparable three month period ended October 31, 1998 (“third quarter 1999”), a decrease of $3.0 million, or 9.2%. The decrease in net sales was primarily attributable to decreased sales of $0.8 million, or 2.5%, related to the Dunham Sale, including the sale in third quarter 1999 of approximately $0.6 million of on-hand inventory to New Balance in conjunction with the Dunham Sale and a decrease of $0.8 million, or 2.5%, related to decreased sales to the Company’s other wholesale customers. The decrease in net sales was also attributable to a decrease of $0.4 million, or 1.2%, related to the sale of the Company’s safety and medical products business line in May 1999 and decreased sales of $0.3 million, or 0.9%, related to redundant and non-performing store closings. The Company also experienced a $0.7 million, or 2.2%, decrease in net sales in the primary footwear distribution business that was primarily related to a decrease of $0.2 million, or 0.6%, due to a hurricane along the eastern seaboard in September 1999 that forced cancellation of scheduled customer appointments. A general reduced demand in the Company’s primary footwear distribution business also contributed to decreased sales of $0.5 million, or 1.5%.

Gross Profit for third quarter 2000 was $15.0 million compared to $15.5 million for third quarter 1999, a decrease of $0.5 million, or 3.2%. The decrease in gross profit was primarily related to the decrease in net sales as discussed above. As a percentage of net sales, gross profit for third quarter 2000 increased to 50.6%, an increase of 3.0% from the third quarter 1999. Approximately 0.2% of the increase in the gross profit percentage is related to the decrease in the LIFO inventory provision. The remainder of the increase is generally attributable to improved gross profit margins in the Company’s primary footwear distribution business and the sale in May 1999 of the lower gross margin safety and medical business products line.

Selling, General and Administrative Expenses for third quarter 2000 were $10.5 million compared to $11.3 million for third quarter 1999, a decrease of $0.8 million, or 7.1%, due primarily to the effect of cost containment initiatives which included the consolidation of the Knapp division into the Company’s primary footwear distribution business, redundant and non-performing store closings and the sale of the Company’s safety and medical products line.

Operating Income for third quarter 2000 was $3.2 million, or 10.8% of net sales, compared to $2.9 million, or 8.9% of net sales, for third quarter 1999. The increase was primarily attributable to the decrease in selling, general and administrative expenses as discussed above.

Interest Expense for third quarter 2000 was $2.8 million compared to $3.2 million for third quarter 1999, a decrease of $0.4 million, or 12.5%. The decrease in interest expense was primarily attributable to decreased indebtedness of the Company related to the repurchase of a portion of the Senior Subordinated Notes in the July 1999 Transaction and the September 1999 Transaction.

Income Tax Expense for third quarter 2000 was an income tax expense of $0.3 million compared to an income tax expense of $0.9 million for third quarter 1999. Income tax expense for third quarter 2000 and income tax expense for third quarter 1999 differ from that of the statutory income tax rate due primarily to nondeductible goodwill amortization.

Extraordinary Item for third quarter 2000 was an extraordinary gain of $0.88 million, net of a $0.64 million tax expense, due to the repurchase, at a discount, and subsequent retirement of a portion of the Senior Subordinated Notes in the September 1999 Transaction.

Nine Months ended October 30, 1999 compared to
Nine Months ended October 31, 1998

Net Sales for the nine months ended October 30, 1999 (“first three quarters 2000”) were $91.0 million compared to $93.9 million for the comparable nine month period ended October 31, 1998 (“first three quarters 1999”), a decrease of $2.9 million, or 3.1%. The decrease in net sales was primarily related to decreased sales of $0.6 million, or 0.6%, related to the Dunham Sale, including the sale in first three quarters 1999 of approximately $0.6 million of on-hand inventory to New Balance in conjunction with the Dunham Sale and a decrease of $1.6 million, or 1.7%, related to decreased sales to the Company’s other wholesale customers. The decrease in net sales was also attributable to a decrease of $0.5 million, or 0.5%, related to the sale of the Company’s safety and medical products business line in May 1999 and a $0.6 million, or 0.6%, decrease in net sales related to redundant and non-performing store closings. The decrease in net sales was partially offset by increased sales of $0.4 million, or 0.4%, relating to the Company’s vision products business line.

Gross Profit for first three quarters 2000 was $45.9 million compared to $46.0 million for first three quarters 1999, a decrease of $0.1 million, or 0.2%. The decrease in gross profit was primarily related to the decrease in net sales as discussed above. As a percentage of net sales, gross profit for first three quarters 2000 increased to 50.4%, an increase of 1.4% from first three quarters 1999. Approximately 0.4% of the increase in the gross profit percentage is related to the decrease in the LIFO inventory provision. The remainder of the increase is generally attributable to improved gross profit margins in the Company’s primary footwear distribution business and the sale in May 1999 of the lower gross margin safety and medical products business line.

Selling, General and Administrative Expenses for first three quarters 2000 were $31.6 million compared to $35.4 million for first three quarters 1999, a decrease of $3.8 million, or 10.7%. Excluding the effect of $2.2 million of compensation payments to certain members of management in connection with the April 1998 Transactions in first quarter of 1999, selling, general and administrative expenses decreased by $1.6 million, or 4.8%, due primarily to the effect of cost containment initiatives which included the consolidation of the Knapp division into the Company’s primary footwear distribution business, redundant and non-performing store closings and the sale of the Company’s safety and medical products line.

Operating Income for first three quarters 2000 was $10.2 million, or 11.2% of net sales, compared to $6.6 million, or 7.0% of net sales, for first three quarters 1999. The increase was primarily attributable to the decrease in selling, general and administrative expenses as discussed above.

Interest Expense for first three quarters 2000 was $9.3 million compared to $9.1 million for first three quarters 1999, an increase of $0.2 million, or 2.2%. The increase in interest expense was primarily attributable to increased indebtedness of the Company resulting from the April 1998 Transactions. The increase was partially offset by decreased indebtedness of the Company related to the repurchase of a portion of the Senior Subordinated Notes in the July 1999 Transaction and the September 1999 Transaction.

Income Tax Expense for first three quarters 2000 was an income tax expense of $1.1 million compared to an income tax expense of $0.5 million for first three quarters 1999. Income tax expense for first three quarters 2000 and income tax expense for first three quarters 1999 differ from that of the statutory income tax rate due primarily to nondeductible goodwill amortization.

As of January 30, 1999, the Company recognized a state income tax benefit of $1.1 million from net operating loss carryforwards. The Company needs to generate $10.0 million of state taxable income to realize this benefit. The Company evaluates the adequacy of the valuation reserve and the realization of the deferred tax benefit on an ongoing basis. Management believes that future taxable income will more likely than not allow the Company to realize this benefit.

Extraordinary Item for first three quarters 2000 was an extraordinary gain of $1.8 million, net of a $1.3 million tax expense, due to the repurchase, at a discount, and subsequent retirement of a portion of the Senior Subordinated Notes in the July 1999 Transaction and the September 1999 Transaction. Extraordinary item for first three quarters 1999 was an extraordinary loss of $4.0 million, net of a $2.9 million tax benefit, due to the early extinguishment of indebtedness resulting from the repayment of the Old Subordinated Notes and the Old Credit Facility in the April 1998 Transactions.

Liquidity and Capital Resources

The Company’s primary cash needs are working capital, capital expenditures and debt service. The Company anticipates that it may use cash in the future to finance acquisitions. The Company has financed cash requirements primarily through internally generated cash flow and funds borrowed under credit facilities.

Net cash provided by operating activities was $7.4 million for first three quarters 2000, an increase of $2.4 million as compared to net cash provided by operating activities of $5.0 million for first three quarters 1999. The increase in cash from operating activities is primarily the result of improved operating results for first three quarters 2000 and overall reductions in working capital.

Excluding cash paid for acquisitions, the Company’s investing activities consisted of capital expenditures of $1.9 million for first three quarters 2000 and $1.7 million for first three quarters 1999. Capital expenditures for first three quarters 2000 included capital expenditures related to the acquisition of software for internal use and improvements in footwear and vision retail stores, vision vans, information technology equipment and the final cost of the Falcon and Knapp factory integration. Capital expenditures for first three quarters 1999 included $0.2 million in remaining costs related to the addition to the Company’s central distribution center building. The remaining $1.5 million in capital expenditures was related to improvements in retail stores, shoemobiles and equipment in the primary footwear distribution business and installing POS (Point-of-Sale) systems in stores and trucks acquired in connection with the First Quarter 1998 Acquisitions.

The Company used approximately $5.9 million from financing activities for first three quarters 2000, which consisted of net working capital repayments of approximately $5.4 million excluding the July 1999 Transaction and the September 1999 Transaction. The Company’s financing activities in first three quarters 2000 also included a borrowing of $5.1 million on the New Credit Facility in July 1999 and a borrowing of $4.7 million in September 1999. The proceeds were used to pay for a portion of the repurchase of a portion of the Senior Subordinated Notes in the July 1999 Transaction and the September 1999 Transaction. The remaining portion of the repurchase was provided by a $4.938 million aggregate equity contribution from Holdings. The amount of such equity contribution was provided to Holdings by a $4.938 million aggregate equity contribution from Holdings’ majority stockholder, Fenway, for which Fenway will receive Series B Preferred.

The Company’s total working capital as of October 30, 1999 was $43.5 million. At January 30, 1999, working capital was $48.0 million. The primary reason for the decrease to working capital was a reduction in accounts receivable and inventory and the receipt of an income tax refund related to the April 1998 Transactions.

Cash flow from operations for first three quarters 2000 was sufficient to cover debt service requirements under the New Credit Facility. The Company’s ability to make scheduled payments of principal, or to pay the interest or premium (if any) on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the New Credit Facility, will be adequate to meet the Company’s anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on its indebtedness for the next several years. There can be no assurance that the Company’s business will generate sufficient cash flow from operations or that future borrowing will be available under the New Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Senior Subordinated Notes, or to make capital expenditures.

The Company’s debt consists of the Senior Subordinated Notes, the New Credit Facility and certain other debt. The New Credit Facility, as amended, consists of a $31.6 million multiple draw acquisition term loan facility (the “New Acquisition Credit Facility”) and $30.0 million in revolving credit loans, letters of credit and swing line loans (the “New Revolving Credit Facility”). The Company’s other debt of $0.7 million consists of capital leases and other notes. As of October 30, 1999, approximately $21.1 million of the New Acquisition Credit Facility and approximately $6.0 million of the New Revolving Credit Facility were outstanding. The Company has additional borrowing availability of $10.5 million under the New Acquisition Credit Facility and approximately $24.0 million under the New Revolving Credit Facility. The New Acquisition Credit Facility matures in quarterly installments from July 2001 until final payment in April 2004. The New Revolving Credit Facility will mature in April 2004 and has no scheduled interim principal payments.

The Senior Subordinated Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by each Domestic Restricted Subsidiary that is a Material Subsidiary (as such terms are defined in the indenture for the Senior Subordinated Notes (the “Senior Subordinated Notes Indenture”)) (whether currently existing, newly acquired or created). Each such subsidiary guaranty (a “Subsidiary Guaranty”) will provide that the subsidiary guarantor, as primary obligor and not merely as surety, will irrevocably and unconditionally guarantee on an unsecured, senior subordinated basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of the Company under the Senior Subordinated Notes Indenture and the Senior Subordinated Notes, whether for payment of principal or of interest on the Senior Subordinated Notes, expenses, indemnification or otherwise. As of October 30, 1999, none of the Company’s Domestic Restricted Subsidiaries was a Material Subsidiary, and therefore no Subsidiary Guaranty was in force or effect.

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

The Company has completed the inventory, assessment, renovation and validation of its IT systems, and implemented these systems in March 1999. In the ordinary course of business, the Company upgraded the applications software covering the main integrated system. As of October 30, 1999, the Company had expended approximately $50,000 and has a total expected cost of $65,000 to replace, renovate, validate and implement software to address the Year 2000 Issue. This cost is being funded out of operating cash flow with the entire amount being capitalized as new hardware and software, in accordance with EITF 96-14.

The Company’s inventory and assessment of its non-IT systems (including telephone, heating/air-conditioning, electricity and security systems) was completed by December 31, 1998. This is being followed by any required renovation in calendar year 1999. The Company is using internal resources to address the Year 2000 Issue of its non-IT systems and has not incurred significant, separately identifiable costs through October 30, 1999 but does expect to incur additional costs of approximately $20,000 in order to upgrade its non-IT systems. All validation and implementation of these non-IT systems is expected to be completed by the end of December 1999. This cost is being funded out of operating cash flow with the entire amount being capitalized as new hardware and software.

The costs of the systems implementation and Year 2000 modifications are based upon management’s best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. As of October 30, 1999, the cost of bringing the Company’s IT and non-IT systems into Year 2000 compliance is not expected to have a material effect on the Company’s financial condition or results of operations.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit Index.

3.1*	Iron Age Certificate of Incorporation, as amended.

3.2*	Iron Age By-laws.

4.1*	Indenture dated as of April 24, 1998.

10.1*	Credit Agreement dated as of April 24, 1998.

10.2*	Security Agreement dated April 24, 1998.

10.3*	Intellectual Property Security Agreement April 24, 1998.

10.4*	Canadian Security Agreement dated April 24, 1998.

10.5*	Mortgage, Assignment of Leases and Rents, Fixture Filing, Security Agreement and Financing Statement dated February 26, 1997, as amended April 24, 1998.

10.6*	Intercompany Subordination Agreement dated April 24, 1998.

10.7*	Subsidiary Guaranty dated April 24, 1998.

10.8*	Iron Age Trademark License Agreement with W.L. Gore & Associates, Inc. dated August 15, 1994.

10.9*	Falcon Trademark License Agreement with W.L. Gore & Associates, inc. dated July 25, 1994.

10.10*	Falcon Manufacturing Certification Agreement with W.L. Gore & Associates, Inc. dated July 25, 1994.

10.11*	General Services Administration Contract effective July 26, 1994, as modified May 24, 1995.

10.12*	Amended and Restated Management Agreement dated as of February 26, 1997.

10.13*	Stockholders Agreement dated as of February 26, 1997.

10.14*	Amendment No. 1 to Stockholders Agreement dated as of March 25, 1997.

10.15*	American Home Assurance Company Joinder to the Stockholders Agreement dated as of March 25, 1997.

10.16*	Banque Nationale de Paris Joinder to the Stockholders Agreement dated as of March 25, 1997.

10.17*	Stock Option Plan dated February 26, 1997.

10.18*	Securities Purchase Agreement dated February 26, 1997.

10.19*	Stock Purchase Agreement dated as of December 26, 1996.

10.20*	Amendment No. 1 to the Stock Purchase Agreement dated as of February 26, 1997.

10.21*	Pittsburgh, Pennsylvania Lease Agreement dated March 1, 1993, as amended June 2, 1994, as amended June 12, 1996, as amended December 10, 1997.

10.22*	Jerusalem, New York Lease Agreement dated December 9, 1992, as amended January 1, 1994, as amended April 1997.

10.23*	Jerusalem, New York Lease Agreement dated June 20, 1997, as amended January 9, 1998.

10.24*	Lewiston, Maine Lease Agreement dated January 14, 1994.

10.25*	Lewiston, Maine Lease Agreement dated November 30, 1990, as amended June 8, 1994.

10.26*	Ontario, Canada Lease Agreement dated June 11, 1991, as renewed November 23, 1995.

10.27*	Jensen Employment Agreement dated February 26, 1997.

10.28*	Mills Employment Agreement dated November 20, 1995.

10.29*	McDonough Employment Agreement dated November 20, 1995.

10.30*	Johanson Employment Agreement dated August 1, 1994.

10.31*	Johanson Non-Competition Agreement dated August 1, 1994.

10.32**	Taaffe Severance Agrement dated January 13, 1999.

10.33**	Taaffe Agreement and General Release dated January 13, 1999.

10.34**	Letter Waiver to Banque Nationale de Paris Credit Agreement dated August 28, 1998.

10.35**	Amendment No. 2 and Waiver to Banque Nationale de Paris Credit Agreement dated February 26, 1999.

10.36**	Election to reduce Acquisition Commitment of Banque Nationale de Paris Credit Agreement dated March 5, 1999.

10.37***	Amendment No. 3 to Banque Nationale de Paris Credit Agreement dated June 23, 1999.

27.1	Financial Data Schedules.

*	Incorporated by reference to the similarly numbered exhibit in the Company’s Registration Statement on Form S-4, No. 333-57011, filed June 17, 1998.

**	Incorporated by reference to the similarly numbered exhibit in the Company’s Annual Report on Form 10-K, filed April 30, 1999.

***	Incorporated by reference to the similarly numbered exhibit in the Company’s Quarterly Report on Form 10-Q, filed September 14, 1999.

(b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the third quarter ended October 30, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON AGE CORPORATION

Dated: December 14, 1999	By: /s/Keith A. McDonough Name: Keith A. McDonough Title: Executive Vice President Chief Financial Officer (Principal financial and accounting officer)