Form 10-Q
period 2000-07-29
IRON AGE CORP
filed 2000-09-11
CIK 1061792

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:     July 29, 2000
OR

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

Condensed Consolidated Balance Sheets as of July 29, 2000 and January 29, 2000

Condensed Consolidated Statements of Income for the three months and six months ended July 29, 2000 and July 31, 1999

Condensed Consolidated Statements of Cash Flows for the six months ended July 29, 2000 and July 31, 1999

Notes to Condensed Consolidated Financial Statements

Iron Age Corporation
Condensed Consolidated Balance Sheets

	July 29	January 29
	2000	2000

	(unaudited)
	(Dollars in Thousands)

Assets

Current assets:

Cash and cash equivalents	$490	$260

Accounts receivable, net	17,476	17,747

Inventories (Note 2)	33,296	34,410

Prepaid expenses	2,031	1,593

Deferred income taxes	873	875

Total current assets	54,166	54,885

Notes receivable and other assets	2,195	1,537

Property and equipment, net	10,188	10,463

Intangible assets, net	101,040	103,079

Total assets	$167,589	$169,964

Liabilities and stockholder’s equity

Current liabilities:

Current maturities of long-term debt	$2,082	$458

Accounts payable	2,342	2,573

Accrued expenses	5,971	7,216

Total current liabilities	10,395	10,247

Long-term debt, less current maturities	106,057	108,725

Accrued pension liability	405	430

Deferred income taxes	5,608	5,641

Total liabilities	122,465	125,043

Commitments and contingencies	—	—

Redeemable preferred stock (Note 4)	6,054	5,361

Stockholder’s equity:

Common stock, $1 par value; 1,000 shares authorized, issued and outstanding	1	1

Additional paid-in capital	44,466	44,466

Accumulated deficit	(5,224)	(4,783)

Other comprehensive loss	(173)	(124)

Total stockholder’s equity	39,070	39,560

Total liabilities and stockholder’s equity	$167,589	$169,964

See accompanying notes.

Iron Age Corporation
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended

	July 29	July 31	July 29	July 31
	2000	1999	2000	1999

	(Dollars in Thousands)

Net sales	$28,976	$28,478	$61,101	$61,385

Cost of sales	14,024	14,097	29,664	30,516

Gross profit	14,952	14,381	31,437	30,869

Selling, general and administrative	10,709	10,436	21,656	21,081

Depreciation	396	475	797	919

Amortization of intangible assets	986	897	1,956	1,801

Operating income	2,861	2,573	7,028	7,068

Interest expense	2,836	3,142	5,724	6,504

Income (loss) before income taxes and extraordinary item	25	(569)	1,304	564

Income tax expense (benefit)	262	(19)	1,052	721

(Loss) income before extraordinary item	(237)	(550)	252	(157)

Extraordinary gain, net of tax effect (Note 3)	—	924	—	924

Net (loss) income	$(237)	$374	$252	$767

See accompanying notes.

Iron Age Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended	Six months ended
	July 29	July 31
	2000	1999

	(Dollars in Thousands)

Operating activities

Net income	$252	$767

Adjustments to reconcile net income to net cash provided by operating activities:

Extraordinary item, net of tax	—	(924)

Depreciation and amortization	2,996	2,956

Amortization of deferred financing fees included in interest	294	496

Provision for losses on accounts receivable	287	60

Deferred income taxes	(31)	(107)

Changes in operating assets and liabilities:

Accounts receivable	(16)	1,474

Inventories	1,114	526

Prepaid expenses	(438)	2,177

Other assets	(54)	(170)

Accounts payable	(231)	(1,683)

Accrued expenses	(1,245)	(697)

Payment of other noncurrent liabilities	(25)	—

Net cash provided by operating activities	2,903	4,875

Investing activities

Capitalization of internal-use software costs	(790)	(545)

Purchases of property and equipment	(765)	(858)

Net cash used in investing activities	(1,555)	(1,403)

Financing activities

Borrowings under revolving credit agreement	7,250	13,100

Issuance of redeemable preferred stock subscriptions	—	2,563

Principal payments on debt	(8,250)	(18,903)

Payment of financing costs	(25)	(187)

Principal payments on capital leases	(44)	(173)

Net cash used in financing activities	(1,069)	(3,600)

Effect of exchange rate changes on cash and cash equivalents	(49)	29

Increase (decrease) in cash and cash equivalents	230	(99)

Cash and cash equivalents at beginning of period	260	508

Cash and cash equivalents at end of period	$490	$409

Supplemental schedule of noncash investing and financing activities

Dividends and accretion on preferred stock	$693	$—

See accompanying notes.

Iron Age Corporation
Notes to Condensed Consolidated
Financial Statements (Unaudited)

July 29, 2000

1. Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended July 29, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended January 27, 2001. For further information, refer to Iron Age Corporation’s (“Iron Age” or the “Company”) consolidated financial statements and footnotes thereto for the fiscal year ended January 29, 2000.

2. Inventory

	July 29	January 29
	2000	2000

	(Dollars in Thousands)
Inventories consist of the following:

Raw materials	$2,062	$2,602

Work-in-process	656	745

Finished goods	30,578	31,063

	$33,296	$34,410

3. Extraordinary Gain

On July 20, 1999, the Company purchased $9.64 million in principal amount of its 9 7/8% Senior Subordinated Notes due 2008 (the “Senior Subordinated Notes”) for $7.66 million. The purchase was funded by $5.1 million of borrowings under the Company’s $61.6 million senior secured credit facility (as amended, the “New Credit Facility”) and the issuance of $2.563 million of Holdings Series B non-voting, redeemable preferred stock with a par value of $0.01 per share (the “Holdings Series B Preferred Stock”) to Holdings’ majority stockholder, Fenway Partners Capital Fund, L.P. (“Fenway”). The Company recorded an extraordinary gain of $0.92 million, net of unamortized deferred financing costs of $0.38 million and income taxes of $0.67 million. Following the purchase, such principal amount of the Senior Subordinated Notes was retired.

4. Redeemable Preferred Stock

On December 29, 1999, the Company’s sole stockholder, Iron Age Holdings Corporation (“Holdings”), authorized 2,500 shares of Holdings Series B Preferred Stock. Holdings issued 1,000 shares of Holdings Series B Preferred Stock to Holdings’ majority stockholder, Fenway, for approximately $4.9 million, with a liquidation preference of $4,938 per share plus an additional amount of $2,044,325 divided by the total number of outstanding and accrued shares of Holdings Series B Preferred Stock as of the event of liquidation. A sale of all or substantially all of Holdings’ assets, merger or other change of control constitutes a liquidation. Dividends are cumulative at an annual rate of $953.97 per share and are payable in-kind, semi annually in arrears on February 21 and August 21, beginning February 21, 2000. The Holdings Series B Preferred Stock ranks junior to outstanding shares of Holdings’ Series A Preferred Stock, if any, and is senior to Holdings’ common stock in dividends and liquidation. The Holdings Series B Preferred Stock is redeemable upon a change of control or a public offering, as defined in the indenture governing the Company’s Senior Subordinated Notes. The redemption price will be equal to the amount that would be paid to the Holdings Series B Preferred Stock under a liquidation. The difference between the carrying value and redemption amount is being accreted as a charge to retained earnings using the interest method. Holdings Series B Preferred Stock is reflected in the financial statements of the Company because the Company is a wholly-owned subsidiary of Holdings and the proceeds of Holdings Series B Preferred Stock were used to retire a portion of the Company’s Senior Subordinated Notes.

5. Comprehensive (Loss) Income

	Three Months Ended		Six Months Ended

	July 29,	July 31,	July 29,	July 31,
	2000	1999	2000	1999

	(Dollars in Thousands)

Net (loss) income	$(237)	$374	$252	$767

Foreign currency translation gain (loss)	6	(118)	(49)	29

Total comprehensive (loss) income	$(231)	$256	$203	$796

6. Divestiture

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussions should be read in conjunction with the accompanying Condensed Consolidated Financial Statements for the period ended July 29, 2000, and the Company’s audited consolidated financial statements and Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

Related Party Transaction

On February 7, 2000, Fenway purchased Holdings’ 12 1/8% Senior Discount Notes due 2009 (the “Discount Notes”) with a face value of $10.0 million for $1.9 million. The purchase resulted in an income tax liability to Holdings of approximately $1.3 million. In May 2000, Fenway funded the income tax liability through a capital contribution.

September 1999 Transaction

On September 22, 1999, the Company purchased $9.0 million in principal amount of its Senior Subordinated Notes for $7.13 million (the “September 1999 Transaction”). The purchase was funded by $4.7 million of borrowings under the New Credit Facility and the issuance of $2.375 million of Holdings Series B Preferred Stock to Holdings’ majority stockholder, Fenway. The Company recorded an extraordinary gain of $0.88 million, net of unamortized deferred financing costs of $0.35 million, and income taxes of $0.64 million. Following the purchase, such principal amount of the Senior Subordinated Notes was retired. The Company may, under favorable market conditions, purchase additional Senior Subordinated Notes.

July 1999 Transaction

On July 20, 1999, the Company purchased $9.64 million in principal amount of the Senior Subordinated Notes for $7.66 million (the “July 1999 Transaction”). The purchase was funded by $5.1 million of borrowings under the New Credit Facility and the issuance of $2.563 million of Holdings Series B Preferred Stock to Holdings’ majority stockholder, Fenway. The Company recorded an extraordinary gain of $0.92 million, net of unamortized deferred financing costs of $0.38 million, and income taxes of $0.67 million. Following the purchase, such principal amount of the Senior Subordinated Notes was retired.

Results of Operations

Three Months ended July 29, 2000 compared to
Three Months ended July 31, 1999

Net Sales for the three months ended July 29, 2000 (“second quarter 2001”) were $29.0 million compared to $28.5 million for the comparable three month period ended July 31, 1999 (“second quarter 2000”), an increase of $0.5 million, or 1.7%. The increase in net sales was attributable to an increase of $1.3 million, or 5.0%, primarily related to a large customer order and other increases in the Company’s primary footwear distribution business line. Net sales to non-affiliated customers in the Company’s manufacturing subsidiary decreased by $0.8 million, or 58.7% of net sales in that subsidiary. The decrease in net sales to non-affiliated customers in the Company’s manufacturing subsidiary was primarily related to increased production dedicated to the Company’s primary footwear distribution business line in order to fill a large customer order in second quarter 2001.

Gross Profit for second quarter 2001 was $15.0 million compared to $14.4 million for second quarter 2000, an increase of $0.6 million, or 4.2%. As a percentage of net sales, gross profit for second quarter 2001 increased to 51.6%, an increase of 1.1% from second quarter 2000. The increase in gross profit margin percentage was attributable to sales to a large customer of higher gross profit margin safety footwear produced by the Company’s manufacturing subsidiary, an increase in gross profit percentage in the Company’s vision products business line and a decrease in sales related to the lower gross profit margin safety and medical business products line that was sold on May 25, 1999.

Selling, General and Administrative Expenses for second quarter 2001 were $10.7 million compared to $10.4 million for second quarter 2000, an increase of $0.3 million, or 2.9%, due primarily to rising fuel prices that affected Shoemobile and Opti-Van operating costs.

Operating Income for second quarter 2001 was $2.9 million compared to $2.6 million for second quarter 2000, an increase of $0.3 million, or 11.5%. As a percentage of net sales, operating income was 10.0% of net sales for second quarter 2001 compared to 9.1% of net sales for second quarter 2000. The increase was primarily attributable to the increase in gross profit as discussed above.

Interest Expense for second quarter 2001 was $2.8 million compared to $3.1 million for second quarter 2000, a decrease of $0.3 million, or 9.7%. The decrease in interest expense was attributable to decreased indebtedness of the Company related to the repurchase of a portion of the Senior Subordinated Notes in the July 1999 Transaction and the September 1999 Transaction.

Income Tax Expense for second quarter 2001 was an income tax expense of $0.3 million compared to an income tax benefit of $0.02 million for second quarter 2000. Income tax expense for second quarter 2001 and income tax benefit for second quarter 2000 differ from that of the statutory income tax rate due primarily to nondeductible goodwill amortization.

Extraordinary Item for second quarter 2000 was an extraordinary gain of $0.9 million, net of a $0.7 million tax expense, due to the repurchase of a portion of the Senior Subordinated Notes in the July 1999 Transaction.

Six Months ended July 29, 2000 compared to
Six Months ended July 31, 1999

Net Sales for the six months ended July 29, 2000 (“first half 2001”) were $61.1 million compared to $61.4 million for the comparable six month period ended July 31, 1999 (“first half 2000”), a decrease of $0.3 million, or 0.5%. The decrease in net sales was primarily attributable to a decrease of $0.5 million, or 0.8%, related to the sale of the Company’s safety and medical business products line in May 1999 and a decrease in net sales to non-affiliated customers in the Company’s manufacturing subsidiary of $0.6 million, or 26.9% of net sales in that subsidiary, as discussed above. The decrease in net sales was partially offset by a $0.7 million, or 1.1%, increase in the Company’s primary footwear distribution business line and an increase in net sales in the Company’s vision products business line of $0.1 million, or 23.1% of net sales in that business line.

Gross Profit for first half 2001 was $31.4 million compared to $30.9 million for first half 2000, an increase of $0.5 million, or 1.6%. As a percentage of net sales, gross profit for first half 2001 increased to 51.5%, an increase of 1.2% from first half 2000. The increase is generally attributable to improved gross profit margins in the Company’s primary footwear distribution business, including sales to a large customer of higher gross profit margin safety footwear produced by the Company’s manufacturing subsidiary. The increase in gross margin percentage was also attributable to a decrease in sales related to the lower gross profit margin safety and medical products business line.

Selling, General and Administrative Expenses for first half 2001 were $21.7 million compared to $21.1 million for first half 2000, an increase of $0.6 million, or 2.8%, due primarily to the effect of general inflationary increases in operating expenses, including rising fuel prices that affected Shoemobile and Opti-Van operating costs.

Operating Income for first half 2001 was $7.0 million compared to $7.1 million for first half 2000, a decrease of $0.1 million, or 1.4%. As a percentage of net sales, operating income was 11.5% of net sales for first half 2001 compared to 11.6% of net sales for first half 2000. The decrease was primarily attributable to the increase in selling, general and administrative expenses and was partially offset by the increase in gross profit as discussed above.

Interest Expense for first half 2001 was $5.7 million compared to $6.5 million for first half 2000, a decrease of $0.8 million, or 12.3%. The decrease in interest expense was attributable to decreased indebtedness of the Company related to the repurchase of a portion of the Senior Subordinated Notes in the July 1999 Transaction and the September 1999 Transaction.

Income Tax Expense for first half 2001 was $1.1 million compared to an income tax expense of $0.7 million for first half 2000. Income tax expense for first half 2001 and for first half 2000 differ from that of the statutory income tax rate due primarily to nondeductible goodwill amortization.

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

Net cash provided by operating activities was $2.9 million for first half 2001, a decrease of $2.0 million as compared to net cash provided by operating activities of $4.9 million in first half 2000. The decrease in cash from operating activities is primarily the result of income tax prepayments for first half 2001.

The Company’s investing activities for first half 2001 consisted of capital expenditures of approximately $0.8 million for improvements in footwear and vision retail stores, shoemobiles and equipment and approximately $0.8 million for the acquisition of software for internal use. Capital expenditures of approximately $1.4 million for first half 2000 included capital expenditures of approximately $0.9 million for improvements in footwear and vision retail stores, shoemobiles and equipment and approximately $0.5 million for the acquisition of software for internal use.

The Company used approximately $1.1 million from financing activities for first half 2001, which primarily consisted of net working capital payments. The Company used approximately $3.6 million from financing activities for first half 2000 which included net working capital payments of approximately $3.3 million, excluding the July 1999 Transaction. The Company’s financing activities in first half 2000 also included a borrowing of $5.1 million on the New Credit Facility in July 1999. The proceeds were used to pay for a portion of the repurchase of Senior Subordinated Notes in the July 1999 Transaction. The remaining portion of the repurchase was provided by a $2.56 million equity contribution from Holdings. The amount of such equity contribution was provided to Holdings by a $2.56 million equity contribution from Holdings’ majority stockholder, Fenway, for which Fenway received Holdings Series B Preferred Stock.

The Company’s total working capital as of July 29, 2000 was $43.8 million. At January 29, 2000, working capital was $44.6 million. The primary reason for the decrease to working capital was a reduced investment in inventory.

Cash flow from operations for first half 2001 was sufficient to cover debt service requirements under the New Credit Facility. The Company’s ability to make scheduled payments of principal, or to pay the interest or premium (if any) on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

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

The Company’s debt consists of the Senior Subordinated Notes, the New Credit Facility and certain other debt. The New Credit Facility, as amended, consists of a $31.6 million multiple draw acquisition term loan facility (the “Acquisition Credit Facility”) and $30.0 million in revolving credit loans, letters of credit and swing line loans (the “Revolving Credit Facility”). The Company’s other debt of $0.8 million consists of capital leases and other notes. As of July 29, 2000, approximately $21.1 million of the Acquisition Credit Facility and approximately $4.9 million of the Revolving Credit Facility were outstanding. The Company has additional borrowing availability of $10.5 million under the Acquisition Credit Facility and approximately $25.1 million under the Revolving Credit Facility. The Acquisition Credit Facility matures in quarterly installments from July 2001 until final payment in April 2004. The Revolving Credit Facility will mature in April 2004 and has no scheduled interim principal payments.

The Senior Subordinated Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by each Domestic Restricted Subsidiary that is a Material Subsidiary (as such terms are defined in the indenture for the Senior Subordinated Notes (the “Senior Subordinated Notes Indenture”)) (whether currently existing, newly acquired or created). Each such subsidiary guaranty (a “Subsidiary Guaranty”) will provide that the subsidiary guarantor, as primary obligor and not merely as surety, will irrevocably and unconditionally guarantee on an unsecured, senior subordinated basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of the Company under the Senior Subordinated Notes Indenture and the Senior Subordinated Notes, whether for payment of principal or of interest on the Senior Subordinated Notes, expenses, indemnification or otherwise. As of July 29, 2000, none of the Company’s Domestic Restricted Subsidiaries was a Material Subsidiary, and therefore no Subsidiary Guaranty was in force or effect.

Subsequent Event

On August 29, 2000, Fenway Partners Capital Fund II, L.P., an affiliate of Holdings’ majority stockholder, Fenway, purchased Discount Notes with a face value of $7.3 million for $1.4 million. The purchase resulted in an income tax liability to Holdings of approximately $0.9 million, which is payable in October 2000. In order to mitigate any financial impact to Holdings, Fenway Partners Capital Fund II, L.P. has agreed to make an additional payment of approximately $0.9 million to Holdings to fund the income tax liability, concurrent with the payment of Holdings’ third quarter income tax installment.

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

(b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the second quarter ended July 29, 2000.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON AGE CORPORATION

By: /s/ Keith A. McDonough Name: Keith A. McDonough Title: Executive Vice President Chief Financial Officer (Principal financial and accounting officer)

Dated: September 11, 2000