Form 10-Q
period 2000-10-28
IRON AGE CORP
filed 2000-12-11
CIK 1061792

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:     October 28, 2000
OR

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

Condensed Consolidated Balance Sheets as of October 28, 2000 and January 29, 2000

Condensed Consolidated Statements of Income for the three months and nine months ended October 28, 2000 and October 30, 1999

Condensed Consolidated Statements of Cash Flows for the nine months ended October 28, 2000 and October 30, 1999

Notes to Condensed Consolidated Financial Statements

Iron Age Corporation
Condensed Consolidated Balance Sheets

	October 28	January 29
	2000	2000

	(unaudited)
	(Dollars in Thousands)

Assets Current assets:

Cash and cash equivalents	$1,195	$260

Accounts receivable, net	19,048	17,747

Inventories (Note 2)	32,957	34,410

Prepaid expenses	1,309	1,593

Deferred income taxes	870	875

Total current assets	55,379	54,885

Notes receivable and other assets	2,816	1,537

Property and equipment, net	10,048	10,463

Intangible assets, net	99,585	103,079

Total assets	$167,828	$169,964

Liabilities and stockholder’s equity Current liabilities:

Current maturities of long-term debt	$3,614	$458

Accounts payable	3,172	2,573

Accrued expenses	8,699	7,216

Total current liabilities	15,485	10,247

Long-term debt, less current maturities	94,262	108,725

Other noncurrent liabilities	392	430

Deferred income taxes	5,574	5,641

Total liabilities	115,713	125,043

Commitments and contingencies	—	—

Series B redeemable preferred stock (Note 4)	6,350	5,361

Series C subscribed redeemable preferred stock (Note 7)	4,830	—

Stockholder’s equity:

Common stock, $1 par value; 1,000 shares authorized, issued and outstanding	1	1

Additional paid-in capital	44,466	44,466

Accumulated deficit	(3,281)	(4,783)

Other comprehensive loss	(251)	(124)

Total stockholder’s equity	40,935	39,560

Total liabilities and stockholder’s equity	$167,828	$169,964

      See accompanying notes.

Iron Age Corporation
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended

	October 28	October 30	October 28	October 30
	2000	1999	2000	1999

		(Dollars in Thousands)

Net sales	$30,504	$29,641	$91,605	$91,026

Cost of sales	14,624	14,635	44,288	45,151

Gross profit	15,880	15,006	47,317	45,875

Selling, general and administrative	10,928	10,474	32,584	31,555

Depreciation	434	472	1,231	1,391

Amortization of intangible assets	990	908	2,946	2,709

Operating income	3,528	3,152	10,556	10,220

Interest expense	3,053	2,829	8,777	9,333

Income before income taxes and extraordinary item	475	323	1,779	887

Income tax expense	452	343	1,504	1,064

Income (loss) before extraordinary item	23	(20)	275	(177)

Extraordinary gain, net of tax effect (Note 3)	2,285	880	2,285	1,804

Net income	$2,308	$860	$2,560	$1,627

      See accompanying notes.

Iron Age Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended	Nine months ended
	October 28	October 30
	2000	1999

	(Dollars in Thousands)
Operating activities Net income	$2,560	$1,627

Adjustments to reconcile net income to net cash provided by operating activities:

Extraordinary gain, net of tax	(2,285)	(1,804)

Depreciation and amortization	4,532	4,462

Amortization of deferred financing fees included in interest	441	644

Provision for losses on accounts receivable	433	89

Deferred income taxes	(62)	(111)

Changes in operating assets and liabilities:

Accounts receivable	(1,734)	(40)

Inventories	1,453	661

Prepaid expenses	284	2,626

Other assets	(172)	(218)

Accounts payable	599	(1,067)

Accrued expenses	(172)	578

Payment of other noncurrent liabilities	(38)	—

Net cash provided by operating activities	5,839	7,447

Investing activities Capitalization of internal-use software costs	(1,376)	(830)

Purchases of property and equipment	(1,171)	(1,071)

Net cash used in investing activities	(2,547)	(1,901)

Financing activities Borrowings under revolving credit agreement	40,850	18,050

Issuance of redeemable preferred stock subscriptions	4,761	—

Issuance of redeemable preferred stock	—	4,938

Principal payments on debt	(47,511)	(28,485)

Payment of financing costs	(183)	(187)

Principal payments on capital leases,net	(147)	(252)

Net cash used in financing activities	(2,230)	(5,936)

Effect of exchange rate changes on cash and cash equivalents	(127)	46

Increase (decrease) in cash and cash equivalents	935	(344)

Cash and cash equivalents at beginning of period	260	508

Cash and cash equivalents at end of period	$1,195	$164

Supplemental schedule of noncash investing and financing activities Dividends and accretion on preferred stock	$1,058	$126

      See accompanying notes.

Iron Age Corporation
Notes to Condensed Consolidated
Financial Statements (Unaudited)

October 28, 2000

1. Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended October 28, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended January 27, 2001. For further information, refer to Iron Age Corporation’s (“Iron Age” or the “Company”) consolidated financial statements and footnotes thereto for the fiscal year ended January 29, 2000.

2. Inventory

Inventories consist of the following:

	October 28	January 29
	2000	2000

	(Dollars in Thousands)
Raw materials	$2,010	$2,602

Work-in-process	678	745

Finished goods	30,269	31,063

	$32,957	$34,410

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

On October 20, 2000, the Company purchased $16.36 million in principal amount of its Senior Subordinated Notes for $11.861 million. The purchase was funded by $7.1 million of borrowings under the New Credit Facility and an equity contribution of $4.761 million from Fenway Partners Capital Fund II, L.P. (“Fenway II”), an affiliate of Holdings’ majority stockholder, Fenway, for which Fenway II will receive shares of Series C non-voting, redeemable preferred stock of Holdings (the “Holdings Series C Preferred Stock”). The Company recorded an extraordinary gain of $2.285 million, net of unamortized deferred financing costs of $0.56 million, and income taxes of $1.655 million. Following the purchase, such principal amount of the Senior Subordinated Notes was retired.

4. Series B Redeemable Preferred Stock

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

5. Comprehensive Income

	Three Months Ended		Nine Months Ended

	October 28,	October 30,	October 28,	October 30,
	2000	1999	2000	1999

		(Dollars in Thousands)
Net income	$2,308	$860	$2,560	$1,627

Foreign currency translation (loss) gain	(78)	17	(127)	46

Total comprehensive income	$2,230	$877	$2,433	$1,673

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

7. Series C Subscribed Redeemable Preferred Stock

In connection with the repurchase of the Senior Subordinated Notes on October 20, 2000 as described in Note 3, Fenway II made an equity contribution of $4.761 million. Fenway II will be issued an aggregate of 1,000 shares of Holdings Series C Preferred Stock for its equity contribution. The Holdings Series C Preferred Stock will have a price per share of $4,761 and will have a per share liquidation preference of $4,761 plus an additional amount equal to $2,332,066 divided by the total number of outstanding and accrued shares of Holdings Series C Preferred Stock as of the event of liquidation. On liquidation, the Holdings Series C Preferred Stock will receive all accrued and unpaid dividends, payable as additional shares of Holdings Series C Preferred Stock. A sale of all or substantially all of Holdings’ assets, merger or other change of control will constitute a liquidation. Dividends will be cumulative at an annual rate of $985.42 per share and will be payable in-kind, semi-annually in arrears on April 13 and October 13, beginning April 13, 2001. The Holdings Series C Preferred Stock will rank junior to outstanding shares of Holdings’ Series A Preferred Stock, if any, pari passu with the Holdings Series B Preferred Stock and senior to Holdings’ common stock in dividends and liquidation. The Holdings Series C Preferred Stock will be redeemable upon a change of control or a public offering, as defined in the indenture governing the Company’s Senior Subordinated Notes, at a redemption price equal to the amount that would be paid to the Holdings Series C Preferred Stock in the event of a liquidation. The difference between the carrying value and redemption amount is being accreted as a charge to retained earnings using the interest method. Holdings Series C Preferred Stock is reflected in the financial statements of the Company because the Company is a wholly-owned subsidiary of Holdings and the amount subscribed for Holdings Series C Preferred Stock was used to retire a portion of the Company’s Senior Subordinated Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations.

General

The following discussions should be read in conjunction with the accompanying Condensed Consolidated Financial Statements for the period ended October 28, 2000, and the Company’s audited consolidated financial statements and Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

Related Party Transactions

On February 7, 2000, Fenway purchased Holdings’ 12 1/8% Senior Discount Notes due 2009 (the “Discount Notes”) with a face value of approximately $10.0 million for approximately $1.9 million. The purchase resulted in an income tax liability to Holdings of approximately $1.3 million. In May 2000, Fenway funded the income tax liability through a capital contribution.

On August 29, 2000, Fenway II purchased Discount Notes with a face value of approximately $7.3 million for approximately $1.4 million. The purchase resulted in an income tax liability to Holdings of approximately $0.9 million. In October 2000, Fenway II funded the income tax liability through a capital contribution.

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

October 2000 Transaction

On October 20, 2000, the Company purchased $16.36 million in principal amount of its Senior Subordinated Notes for $11.861 million (the “October 2000 Transaction”). The purchase was funded by $7.1 million of borrowings under the New Credit Facility and an equity contribution of $4.761 million from Fenway II, for which Fenway II will receive Holdings Series C Preferred Stock. The Company recorded an extraordinary gain of $2.285 million, net of unamortized deferred financing costs of $0.56 million, and income taxes of $1.655 million. Following the purchase, such principal amount of the Senior Subordinated Notes was retired.

Results of Operations

Three Months ended October 28, 2000 compared to
Three Months ended October 30, 1999

Net Sales for the three months ended October 28, 2000 (“third quarter 2001”) were $30.5 million compared to $29.6 million for the comparable three month period ended October 30, 1999 (“third quarter 2000”), an increase of $0.9 million, or 3.0%. The increase in net sales was primarily attributable to a $0.7 million, or 2.6%, increase in the Company’s primary footwear distribution business line and an increase in net sales in the Company’s vision products business line of $0.2 million.

Gross Profit for third quarter 2001 was $15.9 million compared to $15.0 million for third quarter 2000, an increase of $0.9 million, or 6.0%. As a percentage of net sales, gross profit for third quarter 2001 increased to 52.1%, an increase of 1.5% from third quarter 2000. The increase in gross profit margin percentage was attributable to an increase in gross profit percentage in the Company’s primary footwear distribution business line and vision products business line.

Selling, General and Administrative Expenses for third quarter 2001 were $10.9 million compared to $10.5 million for third quarter 2000, an increase of $0.4 million, or 3.8%, due primarily to the effect of general inflationary increases in operating expenses, including rising fuel prices that affected Shoemobile and Opti-Van operating costs and the adverse effect of changes in foreign exchange rates.

Operating Income for third quarter 2001 was $3.5 million compared to $3.2 million for third quarter 2000, an increase of $0.3 million, or 9.4%. As a percentage of net sales, operating income was 11.5% of net sales for third quarter 2001 compared to 10.8% of net sales for third quarter 2000. The increase was primarily attributable to the increase in gross profit as discussed above.

Interest Expense for third quarter 2001 was $3.1 million compared to $2.8 million for third quarter 2000, an increase of $0.3 million, or 10.7%. The increase in interest expense was attributable to increased indebtedness under the New Credit Facility and an increase in interest rates for third quarter 2001 compared to third quarter 2000.

Income Tax Expense for third quarter 2001 was an income tax expense of $0.5 million compared to an income tax expense of $0.3 million for third quarter 2000. Income tax expense for third quarter 2001 and income tax expense for third quarter 2000 differ from that of the statutory income tax rate due primarily to nondeductible goodwill amortization.

Extraordinary Item for third quarter 2001 was an extraordinary gain of $2.285 million, net of a $1.655 million tax expense, due to the repurchase of a portion of the Senior subordinated Notes in the October 2000 Transaction. Extraordinary item for third quarter 2000 was an extraordinary gain of $0.88 million, net of a $0.64 million tax expense, due to the repurchase of a portion of the Senior Subordinated Notes in the September 1999 Transaction.

Nine Months ended October 28, 2000 compared to
Nine Months ended October 30, 1999

Net Sales for the nine months ended October 28, 2000 (“first three quarters 2001”) were $91.6 million compared to $91.0 million for the comparable nine month period ended October 30, 1999 (“first three quarters 2000”), an increase of $0.6 million, or 0.7%. The increase in net sales was primarily attributable a $1.4 million, or 1.6%, increase in the Company’s primary footwear distribution business line and an increase in net sales in the Company’s vision products business line of $0.3 million. The increase in net sales was partially offset by a decrease of $0.5 million, or 0.5%, related to the sale of the Company’s safety and medical business products line in May 1999 and a decrease in net sales to non-affiliated customers in the Company’s manufacturing subsidiary of $0.6 million, or 21.3% of net sales in that subsidiary.

Gross Profit for first three quarters 2001 was $47.3 million compared to $45.9 million for first three quarters 2000, an increase of $1.4 million, or 3.1%. As a percentage of net sales, gross profit for first three quarters 2001 increased to 51.7%, an increase of 1.3% from first three quarters 2000. The increase is generally attributable to improved gross profit margins in the Company’s primary footwear distribution business. The increase in gross margin percentage was also attributable to a decrease in sales related to the lower gross profit margin safety and medical products business line.

Selling, General and Administrative Expenses for first three quarters 2001 were $32.6 million compared to $31.6 million for first three quarters 2000, an increase of $1.0 million, or 3.2%, due primarily to the effect of general inflationary increases in operating expenses, including rising fuel prices that affected Shoemobile and Opti-Van operating costs and the adverse effect of changes in foreign exchange rates.

Operating Income for first three quarters 2001 was $10.6 million compared to $10.2 million for first three quarters 2000, an increase of $0.4 million, or 3.9%. As a percentage of net sales, operating income was 11.6% of net sales for first three quarters 2001 compared to 11.2% of net sales for first three quarters 2000. The increase was primarily attributable to the increase in gross profit as discussed above.

Interest Expense for first three quarters 2001 was $8.8 million compared to $9.3 million for first three quarters 2000, a decrease of $0.5 million, or 5.4%. The decrease in interest expense was attributable to decreased indebtedness of the Company related to the repurchase of a portion of the Senior Subordinated Notes in the July 1999 Transaction, the September 1999 Transaction and the October 2000 Transaction, partially offset by increased indebtedness under the New Credit Facility and an increase in interest rates.

Income Tax Expense for first three quarters 2001 was $1.5 million compared to an income tax expense of $1.1 million for first three quarters 2000. Income tax expense for first three quarters 2001 and for first three quarters 2000 differ from that of the statutory income tax rate due primarily to nondeductible goodwill amortization.

Extraordinary Item for first three quarters 2001 was an extraordinary gain of $2.285 million, net of a $1.655 million tax expense, due to the repurchase of a portion of the Senior Subordinated Notes in the October 2000 Transaction. Extraordinary item for first three quarters 2000 was an extraordinary gain of $1.8 million, net of a $1.3 million tax expense, due to the repurchase of a portion of the Senior Subordinated Notes in the July 1999 Transaction and the September 1999 Transaction.

Liquidity and Capital Resources

The Company’s primary cash needs are working capital, capital expenditures and debt service. The Company anticipates that it may use cash in the future to finance acquisitions. The Company has financed cash requirements primarily through internally generated cash flow and funds borrowed under the Company’s credit facilities.

Net cash provided by operating activities was $5.8 million for first three quarters 2001, a decrease of $1.6 million as compared to net cash provided by operating activities of $7.4 million in first three quarters 2000. The decrease in cash from operating activities is primarily the result of income tax prepayments for first three quarters 2001 and overall increases in certain working capital items.

The Company’s investing activities for first three quarters 2001 consisted of capital expenditures of approximately $1.2 million for improvements in footwear and vision retail stores, shoemobiles and equipment and approximately $1.4 million for the acquisition of software for internal use. Capital expenditures of approximately $1.9 million for first three quarters 2000 included capital expenditures of approximately $1.1 million for improvements in footwear and vision retail stores, shoemobiles and equipment and approximately $0.8 million for the acquisition of software for internal use.

The Company used approximately $2.2 million for financing activities for first three quarters 2001, which included net working capital payments of $1.9 million, excluding the October 2000 Transaction. The Company’s financing activities in first three quarters 2001 also included a borrowing of $7.1 million on the New Credit Facility in October 2000. The proceeds were used to pay for a portion of the repurchase of Senior Subordinated Notes in the October 2000 Transaction. The remaining portion of the repurchase was provided by a $4.761 million equity contribution from Holdings. The amount of such equity contribution was provided to Holdings by a $4.761 million equity contribution from Fenway II, an affiliate of Holdings majority stockholder, Fenway, for which Fenway II will receive shares of Holdings Series C Preferred Stock. The Company used approximately $5.9 million from financing activities for first three quarters 2000 which included net working capital payments of approximately $5.4 million, excluding the July 1999 Transaction and the September 1999 Transaction. The Company’s financing activities in first three quarters 2000 also included a borrowing of $5.1 million on the New Credit Facility in July 1999 and a borrowing of $4.7 million in September 1999. The proceeds were used to pay for a portion of the repurchase of Senior Subordinated Notes in the July 1999 Transaction and the September 1999 Transaction. The remaining portion of the repurchase was provided by a $4.938 million equity contribution from Holdings. The amount of such equity contribution was provided to Holdings by a $4.938 million equity contribution from Holdings’ majority stockholder, Fenway, for which Fenway received Holdings Series B Preferred Stock.

The Company’s total working capital as of October 28, 2000 was $39.9 million. At January 29, 2000, working capital was $44.6 million. The primary reason for the decrease to working capital was an increase in current liabilities related to current maturities of long-term debt of the New Credit Facility.

Cash flow from operations for first three quarters 2001 was sufficient to cover debt service requirements under the New Credit Facility. The Company’s ability to make scheduled payments of principal, or to pay the interest or premium (if any) on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the New Credit Facility, will be adequate to meet the Company’s anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on its indebtedness for the next several years. There can be no assurance that the Company’s business will generate sufficient cash flow from operations or that future borrowing will be available under the New Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Senior Subordinated Notes, or to make capital expenditures.

The Company’s debt consists of the Senior Subordinated Notes, the New Credit Facility and certain other debt. The New Credit Facility, as amended, consists of a $31.6 million multiple draw acquisition term loan facility (the “Acquisition Credit Facility”) and $30.0 million in revolving credit loans, letters of credit and swing line loans (the “Revolving Credit Facility”). The Company’s other debt of $0.7 million consists of capital leases and other notes. As of October 28, 2000, approximately $21.1 million of the Acquisition Credit Facility and approximately $11.1 million of the Revolving Credit Facility were outstanding. The Company has additional borrowing availability of $10.5 million under the Acquisition Credit Facility and approximately $18.9 million under the

Revolving Credit Facility. The Acquisition Credit Facility matures in quarterly installments from July 2001 until final payment in April 2004. The Revolving Credit Facility will mature in April 2004 and has no scheduled interim principal payments.

The Senior Subordinated Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by each Domestic Restricted Subsidiary that is a Material Subsidiary (as such terms are defined in the indenture for the Senior Subordinated Notes (the “Senior Subordinated Notes Indenture”)) (whether currently existing, newly acquired or created). Each such subsidiary guaranty (a “Subsidiary Guaranty”) will provide that the subsidiary guarantor, as primary obligor and not merely as surety, will irrevocably and unconditionally guarantee on an unsecured, senior subordinated basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of the Company under the Senior Subordinated Notes Indenture and the Senior Subordinated Notes, whether for payment of principal or of interest on the Senior Subordinated Notes, expenses, indemnification or otherwise. As of October 28, 2000, none of the Company’s Domestic Restricted Subsidiaries was a Material Subsidiary, and therefore no Subsidiary Guaranty was in force or effect.

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

On September 15, 2000, the New Credit Facility was amended to (i) permit the use of up to $10,800,000 of the Revolving Credit Facility, on or prior to April 24, 2001, to repurchase Senior Subordinated Notes at or below a price equal to 80% of par value; provided that no more than 60% of the purchase price of such Senior Subordinated Notes, after September 1, 2000, comes from borrowings under the Revolving Credit Facility; (ii) amend the definition of “Fixed Charge Coverage Ratio” to eliminate the tax effect of any permitted repurchases of the Senior Subordinated Notes; (iii) eliminate as a permitted use of proceeds of the Acquisition Credit Facility the repurchase of Discount Notes; and (iv) amend the definition of “Permitted Issuance” to provide that the equity securities sold to Fenway shall not be less than its pro rata share of such sale or issuance.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit Index.

3.1*	Iron Age Certificate of Incorporation, as amended.
3.2*	Iron Age By-laws.
4.1*	Indenture dated as of April 24, 1998.
10.1*	Credit Agreement dated as of April 24, 1998.
10.2*	Security Agreement dated April 24, 1998.
10.3*	Intellectual Property Security Agreement dated April 24, 1998.
10.4*	Canadian Security Agreement dated April 24, 1998.
10.5*	Mortgage, Assignment of Leases and Rents, Fixture Filing, Security Agreement and Financing Statement dated February 26, 1997, as amended April 24, 1998.
10.6*	Intercompany Subordination Agreement dated April 24, 1998.
10.7*	Subsidiary Guaranty dated April 24, 1998.
10.8*	Iron Age Trademark License Agreement with W.L Gore & Associates, Inc. dated August 15, 1994.

10.9*	Falcon Trademark License Agreement with W.L. Gore & Associates, Inc. dated July 25, 1994.
10.10*	Falcon Manufacturing Certification Agreement with W.L. Gore & Associates, Inc. dated July 25, 1994.
10.11*	General Services Administration Contract effective July 26, 1994, as modified May 24, 1995.
10.12*	Amended and Restated Management Agreement dated as of February 26, 1997.
10.13*	Stockholders Agreement dated as of February 26, 1997.
10.14*	Amendment No. 1 to Stockholders Agreement dated as of March 25, 1997.
10.15*	American Home Assurance Company Joinder to the Stockholders Agreement dated as of March 25, 1997.
10.16*	Banque Nationale de Paris Joinder to the Stockholders Agreement dated as of March 25, 1997.
10.17*	Stock Option Plan dated February 26, 1997.
10.18*	Securities Purchase Agreement dated February 26, 1997.
10.19*	Stock Purchase Agreement dated as of December 26, 1996.
10.20*	Amendment No. 1 to the Stock Purchase Agreement dated as of February 26, 1997.
10.21*	Pittsburgh, Pennsylvania Lease Agreement dated March 1, 1993, as amended June 2, 1994, as amended June 12, 1996, as amended December 10, 1997.
10.22*	Jerusalem, New York Lease Agreement dated December 9, 1992, as amended January 1, 1994, as amended April 1997.
10.23*	Jerusalem, New York Lease Agreement dated June 20, 1997, as amended January 9, 1998.
10.24*	Lewiston, Maine Lease Agreement dated January 14, 1994.
10.25*	Lewiston, Maine Lease Agreement dated November 30, 1990, as amended June 8, 1994.
10.26*	Ontario, Canada Lease Agreement dated June 11, 1991, as renewed November 23, 1995.
10.27*	Jensen Employment Agreement dated February 26, 1997.
10.28*	Mills Employment Agreement dated November 20, 1995.
10.29*	McDonough Employment Agreement dated November 20, 1995.
10.30*	Johanson Employment Agreement dated August 1, 1994.
10.31*	Johanson Non-Competition Agreement dated August 1, 1994.
10.32**	Taaffe Severance Agreement dated January 13, 1999.
10.33**	Taaffe Agreement and General Release dated January 13, 1999.
10.34**	Letter Waiver to Banque Nationale de Paris Credit Agreement dated August 28, 1998.
10.35**	Amendment No. 2 and Waiver to Banque Nationale de Paris Credit Agreement dated February 26, 1999.
10.36**	Election to reduce Acquisition Commitment of Banque Nationale de Paris Credit Agreement dated March 5, 1999.
10.37***	Amendment No. 3 to Banque Nationale de Paris Credit Agreement dated June 23, 1999.
10.38****	Amendment No. 4 to Banque Nationale de Paris Credit Agreement dated March 17, 2000.

10.39****	Amendment No. 1 to Stock Option Plan dated April 8, 1999.
10.40****	Amendment No. 2 to Stock Option Plan dated January 29, 2000.
10.41****	Johanson Consulting Agreement dated February 1, 2000.
10.42****	Certificate of Designation, Preferences and Rights of the Series B Preferred Stock of Iron Age Holdings Corporation dated December 29, 1999.
10.43	Amendment No. 5 to Banque Nationale de Paris Credit Agreement dated September 15, 2000.
27.1	Financial Data Schedules.

*	Incorporated by reference to the similarly numbered exhibit in the Company’s Registration Statement on Form S-4, No. 333-57011, filed June 17, 1998.

**	Incorporated by reference to the similarly numbered exhibit in the Company’s Annual Report on Form 10-K, filed April 30, 1999.

***	Incorporated by reference to the similarly numbered exhibit in the Company’s Quarterly Report on Form 10-Q, filed September 14, 1999.

****	Incorporated by reference to the similarly numbered exhibit in the Company’s Annual Report on Form 10-K, filed April 18, 2000.

(b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the third quarter ended October 28, 2000.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON AGE CORPORATION

By: /s/ Keith A. McDonough Name: Keith A. McDonough Title: Executive Vice President Chief Financial Officer (Principal financial and accounting officer)

Dated: December 11, 2000