Form 10-K405
period 2001-01-27
IRON AGE CORP
filed 2001-04-26
CIK 1061792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[ x ]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended: January 27, 2001
OR
[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from: to

Commission file number: 333-57011

Iron Age Corporation

(Exact name of registrant as specified in its charter)

Delaware	25-1376723
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Robinson Plaza Three, Suite 400, Pittsburgh, Pennsylvania 15205

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No ____

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes    X    No ____ Not Applicable.

(Applicable only to corporate registrants:) On April 26, 2001, all of the voting stock of Iron Age Corporation was held by Iron Age Holdings Corporation (“Holdings”), a Delaware corporation.

As of April 26, 2001, Iron Age Corporation had 1,000 shares of Common Stock issued and outstanding.

Documents incorporated by reference: None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [ X ]

FORM 10-K INDEX

      Reference in this Annual Report on Form 10-K is made to the Iron Age®, Knapp® and Grabber® trademarks, which are owned by Iron Age Holdings Corporation or its subsidiaries.

Part I

Item 1. Business

      Iron Age Corporation (the “Company” or “Iron Age”) is a leading distributor of safety shoes in the United States. The Company’s primary business is the specialty distribution of safety, work and uniform related shoes under the Iron Age®, Knapp® and Grabber® brand names, which comprised 95% of fiscal 2001 sales. The Company also distributes footwear directly to retail and wholesale customers through its wholesale division and manufacturing subsidiary Falcon Shoe Mfg. Co. (“Falcon”). In addition, the Company distributes prescription safety eyewear, on a limited basis. The Company distributes directly to its customers over 300 styles of footwear under the Iron Age, Knapp and Grabber brand names. The Iron Age, Knapp and Grabber products and services are marketed principally to industrial, service and government employers, most of which require safety shoes to be worn at the workplace and provide purchase subsidies under employer safety programs to the end-user employee.

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

Industry Overview

      The work shoe market consists of men’s and women’s work, safety, uniform and non-slip shoes and boots. In the United States, the safety shoe sector of the work shoe market is comprised of three types of customers —industrial or commercial, government and mass merchandising retail. The Company estimates that sales to industrial and government customers represent over 60% of the safety shoe market. End-user safety shoe customers include workers in the primary metals, chemical and petroleum, automotive, paper, mining, utilities, electronics, aerospace, food service, hospitality and entertainment, pharmaceutical, biomedical, agriculture, construction and retail and wholesale trade industries.

      A significant factor influencing the demand for safety shoes is the increasing concern regarding workplace safety that is derived from the employer’s desire to reduce employee costs from on-the-job injury and to reduce workers’compensation expenses. Beginning in the 1970s, the federal government adopted Occupational Safety and Health Administration (“OSHA”) regulations establishing heightened workplace safety standards, including regulations governing footwear. OSHA regulations established standards requiring employers to provide their workers with workplaces free from recognized hazards that could cause serious injury or death and requiring employees to abide by all safety and health standards that apply to their jobs. Changes to OSHA regulations in 1994 required employers to assess footwear related hazards and implement a program designed to mitigate such hazards.

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

      Within the service sector of the work shoe market, a growing category of safety footwear is non-slip footwear. Uniform shoes with non-slip soles are used increasingly by customers in the food service, hotel, gaming, cruise line and resort industries. Fueling the demand are some of the same factors influencing traditional safety shoe users including the increasing concern regarding workplace safety. In addition, employers in these industries require consistency and uniformity in the performance and appearance of their employees’ footwear.

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

      Safety prescription eyewear is a related product that the Company has recently entered into distribution. Eye protection is another element of personal protective equipment that is regulated by OSHA. Many of the same customers to whom the Company currently sells safety footwear have similar requirements for safety eyewear.

Sales and Distribution

      Substantially all shoes sourced for distribution by the Company in the United States, Canada and Mexico are transported to its central distribution facility in Penn Yan, New York. From Penn Yan, the Company distributes its product to end-users through its multi-pronged distribution network. The Company also distributes its products through catalog operations and channels associated with consumer brands, which include wholesale merchandising, independent sales representatives and third-party vendors.

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

      Falcon Manufacturing. Through its Falcon subsidiary, the Company manufactures private label footwear for such well known customers as New Balance Athletic Shoe, Inc., Browning Arms Company, L.L. Bean, Inc., Cabela’s Inc. and Black Diamond.

      Iron Age Vision. The Company markets safety prescription eyewear to its existing industrial customer base through distribution methods identical to its safety footwear distribution. Mobile service is utilized to bring the product on site for the customer, where the selection, fitting and sale may be consummated utilizing a mobile point-of-sale (“POS”) system designed specifically for prescription eyewear.

Products

      The Company’s product line addresses a full range of protective footwear applications covering all six ANSI categories and non-slip footwear in styles for both men and women in both steel and non-metallic toe caps. Product categories include work, athletic, hikers, metatarsal, dress/casual and rubber footwear and consist of over 300 individual styles ranging in price from $15.00 for an inexpensive steel PVC boot to a $185.00 leather waterproof boot. The Company’s safety footwear is manufactured in more than 300 length and width combinations, ranging in sizes from 5 to 17. Sales of Iron Age products are concentrated in traditional, well-established styles, with sales of new styles representing less than 16% of net sales in fiscal 1999 and less than 11% and 6% of net sales in fiscal 2000 and fiscal 2001, respectively. All the Company’s work and safety shoes and boots are designed, manufactured and laboratory tested to meet or exceed applicable ANSI Standards. Through its long-standing relationship with users of safety footwear, the Company has assembled a product line that is widely regarded as the industry’s most complete. In addition to the Iron Age product line, the Company distributes work, service oxfords, non-slip and high-end work and hunting boots under the Knapp and Grabber brand names. In 1997, the Company acquired and successfully integrated Knapp Shoes, Inc. (“Knapp”), an underperforming competitor with a strong franchise in the uniform and service sector market (the “Knapp Acquisition”). On August 31, 1998, the Company sold the Dunham® trademark and related trademarks for $2.0 million and on-hand Dunham inventory for approximately $0.6 million to New Balance Athletic Shoe, Inc. and New Balance Trading Company, Ltd. (together, “New Balance”). In connection therewith, the Company agreed to manufacture for New Balance certain products which New Balance will continue to sell under the Dunham brand name. Net sales of Dunham products in fiscal 1998, the last full fiscal year of ownership, were $4.0 million. This transaction did not have a material effect on the results of operations.

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

Manufacturing

      Company Facilities.Work shoes are manufactured in the Falcon facility in Lewiston primarily for sale by the Company under the Iron Age and Knapp brand names. In addition, the Company sells work shoes manufactured at the Falcon facility directly to third parties, including New Balance, Browning Arms Company, L.L. Bean, Inc., Cabela’s Inc. and Black Diamond. Falcon manufactures approximately 21% of total pairs of shoes sold by the Company.

      Outside Suppliers. As a result of its market leadership position and long operating history, the Company has developed key supply arrangements with 27 leading footwear manufacturers in seven countries: the United States, China, Korea, Canada, Mexico, Maylasia and the Netherlands. Although in fiscal 2001 one supplier in China manufactured approximately 29% of the pairs of shoes sold by the Company, the Company does not believe that it is dependent upon any specific supplier for its product manufacturing. In fiscal 2001, 58% of its total pairs sold were produced by foreign suppliers. In addition, 46% of its total pairs sold in fiscal 2001 were produced in China. The Company has not experienced any material adverse effects as a result of any economic downturn in Asia. However, the economic climate could have an adverse effect on the Company’s suppliers located in Asia. The Company believes that it could find alternative manufacturing sources for those products it currently sources from Asia, including its largest supplier in China, through its existing relationships with independent third-party manufacturing facilities located outside of Asia. However, the loss of a substantial portion of this manufacturing capacity or the inability of Asian suppliers to provide products on schedule or on terms satisfactory to the Company, could have a material adverse effect on the Company’s business, financial condition or results of operations during the transition to alternative manufacturing facilities.

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

Employees

      As of January 27, 2001, the Company employed 967 people in sales and distribution, manufacturing and administration. None of the Company’s employees are presently covered by collective bargaining agreements. Management considers its employee relations to be good.

Item 2. Properties.

      The Company’s executive offices are located in Pittsburgh, Pennsylvania. All of the Company’s properties are maintained on a regular basis and are adequate for the Company’s present requirements.

      The following table identifies, as of January 27, 2001, the principal properties utilized by the Company.

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

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

      As of April 26, 2001, the Company had 1,000 authorized shares of common stock, par value $1.00, all of which were issued and outstanding and held by Holdings. There is no established public trading market for the Company’s common stock. The Company’s ability to pay dividends is limited under an indenture dated as of April 24, 1998 between the Company and The Chase Manhattan Bank, as trustee (the “Indenture”).

Item 6. Selected Financial Data.

      The following table sets forth selected historical consolidated financial data of the Company and its predecessors for the five-year period ended January 27, 2001, which was derived from audited consolidated financial statement of the Company and its predecessors. The following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements of the Company and accompanying notes thereto included in Item 8 of this Annual Report on Form 10-K.

	Successor							Predecessor
	Fiscal Years Ending(1)						February 27, 1997 through January 31, 1998 (2)	January 26, 1997 through February 26, 1997		Fiscal Years Ending(1)
	January 27, 2001		January 29, 2000		January 30, 1999					January 25, 1997

					(Thousands of Dollars)
Summary of Operations:
Net sales	$118,932		$120,351		$124,294		$107,769	$10,937		$99,360
Income (loss) before extraordinary items	$173		$248		$(1,590)		$1,957	$(195)		$5,589
Net income (loss)	$2,458	(6)	$2,052	(5)	$(5,605	)(4)	$1,957	$(195	)(3)	$5,589
Financial Position at Year End:
Total assets	$166,247		$169,964		$179,228		$174,792	$—		$90,043
Total debt	$98,466		$109,183		$123,674		$101,675	$—		$19,212
Holdings Series A Preferred Stock (7)	$—		$—		$—		$17,031	$—		$—
Holdings Series B Preferred Stock (8)	$6,647		$5,361		$—		$—	$—		$—
Holdings Series C Preferred Stock (9)	$5,152		$—		$—		$—	$—		$—

(1)	The Company utilizes a fiscal year of 52 or 53 weeks, ending on the last Saturday in January. Each of the Company’s fiscal years set forth herein contained 52 weeks except for its fiscal year ended January 31, 1998 which contained 53 weeks.

(2)	The statement of income data and other financial data for the period February 27, 1997 through January 31, 1998 include the results of Knapp since it was acquired by the Company on March 14, 1997.

(3)	Includes $1,054 of non-cash stock-based compensation and $1,000 of non-recurring management bonuses paid in connection with the Fenway Acquisition.

(4)	Includes an extraordinary loss on early extinguishment of debt, net of tax effect, of $4,015 and compensation payments to certain members of management of Iron Age, net of tax effect, of $1,285 incurred in connection with the April 1998 Transactions.

(5)	Includes an extraordinary gain of $1,804, net of tax effect of $1,310, due to the repurchase, at a discount, of a portion of the Senior Subordinated Notes related to the July 1999 Transaction and the September 1999 Transaction.

(6)	Includes an extraordinary gain of $2,285, net of tax effect of $1,655, due to the repurchase, at a discount, of a portion of the Senior

Subordinated Notes related to the October 2000 Transaction.

(7)	The Holdings Series A Preferred Stock is included in the Company’s consolidated financial statements for financial reporting purposes since the Company paid a dividend of $13,700 to Holdings from the proceeds of the Transactions that was used to redeem a portion of the Holdings Series A Preferred Stock.

(8)	The Holdings Series B Preferred Stock is included in the Company’s consolidated financial statements for financial reporting purposes since the proceeds of the Holdings Series B Preferred Stock was used to retire a portion of the Company’s Senior Subordinated Notes.

(9)	The Holdings Series C Preferred Stock is included in the Company’s consolidated financial statements for financial reporting purposes since the proceeds of the Holdings Series C Preferred Stock was used to retire a portion of the Company’s Senior Subordinated Notes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results
of Operations.

      The following is management’s discussion and analysis of the financial condition and results of operations of the Company for the fiscal years ended January 27, 2001(“fiscal 2001”), January 29, 2000 (“fiscal 2000”), and January 30, 1999 (“fiscal 1999”). This discussion and analysis should be read in conjunction with, and is qualified in its entirety by, “Selected Financial Data” and the consolidated financial statements and accompanying notes thereto included in Item 8 of this Annual Report on Form 10-K.

Overview

      The Company’s primary business is the specialty distribution of safety, work, uniform and non-slip related shoes directly to end users under the Iron Age, Knapp and Grabber brand names, which comprised 95% of fiscal 2001 sales. The Company also distributes footwear directly to retail and wholesale customers through its wholesale division and its manufacturing subsidiary Falcon. Falcon manufactures approximately 21% of total pairs of shoes sold by the Company. In addition, the Company began distributing prescription safety eyewear, on a limited basis, in conjunction with the acquisition of a regional distributor in April 1998. The Company’s net sales decreased by 1.2% in fiscal 2001. The decrease in net sales was due primarily to decreased sales to non-affiliated customers in the Company’s manufacturing subsidiary and a decrease in net sales related to the Company’s safety and medical products business line which was sold in May 1999.

      The Company has an extended history of sales and income growth. Historically, the Company’s growth has been generated both internally and through the acquisition of regional independent distributors. From fiscal 1989 to fiscal 2001, the Company’s net sales and EBITDA have increased at a compound annual growth rate (“CAGR”) of 9.4% and 10.6%, respectively.

October 2000 Transaction

      On October 20, 2000, the Company purchased $16.4 million in principal amount of its outstanding Senior Subordinated Notes for $11.9 million. The purchase was funded by $7.1 million of borrowings under the New Credit Facility and the issuance of $4.8 million of Series C Preferred Stock of Holdings (the “Holdings Series C Preferred Stock”) to Fenway Partners Capital Fund II, L.P. (“Fenway II”), an affiliate of Holdings’ majority stockholder, Fenway. The Company recorded an extraordinary gain of $2.3 million, net of unamortized deferred financing costs of $0.6 million, and income taxes of $1.7 million. Following the purchase, such principal amount of the Senior Subordinated Notes was retired. The transaction described in this paragraph is referred to as the “October 2000 Transaction.” The Company may, under favorable market conditions, repurchase additional Senior Subordinated Notes.

September 1999 Transaction

      On September 22, 1999, the Company purchased $9.0 million in principal amount of its outstanding Senior Subordinated Notes for $7.1 million. The purchase was funded by $4.7 million of borrowings under the New Credit Facility and the issuance of $2.4 million of Series B Preferred Stock of Holdings (the “Holdings Series B Preferred

Stock”) to Holdings’ majority stockholder, Fenway. The Company recorded an extraordinary gain of $0.9 million, net of unamortized deferred financing costs of $0.4 million, and income taxes of $0.6 million. Following the purchase, such principal amount of the Senior Subordinated Notes was retired. The transaction described in this paragraph is referred to as the “September 1999 Transaction.”

July 1999 Transaction

      On July 20, 1999, the Company purchased $9.6 million in principal amount of its outstanding Senior Subordinated Notes for $7.7 million. The purchase was funded by $5.1 million of borrowings under the New Credit Facility and the issuance of $2.6 million of Holdings Series B Preferred Stock to Holdings’ majority stockholder, Fenway. The Company recorded an extraordinary gain of $0.9 million, net of unamortized deferred financing costs of $0.4 million, and income taxes of $0.7 million. Following the repurchase, such principal amount of the Senior Subordinated Notes was retired. The transaction described in this paragraph is referred to as the “July 1999 Transaction.”

Related Party Transactions

      On August 29, 2000, Fenway II purchased Discount Notes with a face value of approximately $7.3 million for approximately $1.4 million. The purchase resulted in an income tax liability to Holdings of approximately $0.9 million. In October 2000, Fenway II funded the income tax liability through a capital contribution.

      On February 7, 2000, Fenway purchased Discount Notes with a face value of approximately $10.0 million for approximately $1.9 million. The purchase resulted in an income tax liability to Holdings of approximately $1.3 million. In May 2000, Fenway funded the income tax liability through a capital contribution.

Capital Restructuring and Acquisitions

      On April 24, 1998, in the April 1998 Transactions, (i) Holdings consummated the sale of the Discount Notes, in an aggregate principal amount at maturity of $45.14 million, in a transaction exempt from the registration requirements of the Securities Act, (ii) the Company issued the Senior Subordinated Notes, in an aggregate principal amount of $100.0 million in a transaction exempt from the registration requirements of the Securities Act, and (iii) Holdings and the Company entered into the New Credit Facility, which, as amended, provides for a $61.6 million senior secured credit facility consisting of a $30.0 million revolving working capital facility and a $31.6 million revolving acquisition facility. Holdings and the Company used excess cash and net proceeds from the Discount Notes, the Senior Subordinated Notes and the New Credit Facility to repay the Old Credit Facility and the Old Subordinated Notes, to make compensation payments to certain members of management and to pay a dividend to Holdings to allow Holdings to redeem the Holdings Series A Preferred Stock.

      On October 21, 1998, the Company consummated an exchange offer of Senior Subordinated Notes registered under the Securities Act of 1933, as amended. The Senior Subordinated Notes and the notes exchanged therefor are referred to as the “Senior Subordinated Notes.”

      In April 1998, the Company, through its subsidiary IA Vision, acquired the stock of Safety Supplies & Service Co., Inc. (“Safety Supplies”) and the Company acquired certain assets and assumed certain liabilities of Safety Depot Ltd., ACT Safety, Inc. and J. Mars Knapp Shoes (the “First Quarter 1999 Acquisitions”). The combined purchase price for the First Quarter 1999 Acquisitions was approximately $4.6 million, including transactions costs of approximately $0.2 million. In addition, on July 7, 1998, the Company acquired certain assets of Work-Saf, Inc. for approximately $0.8 million (the “Second Quarter 1999 Acquisition”). The First Quarter 1999 Acquisitions and the Second Quarter 1999 Acquisition have been accounted for using the purchase method of accounting for business combinations, and accordingly, (i) the results of operations for each of the acquired companies are included in the Company’s financial statements from the date of the respective acquisitions and (ii) the purchase price has been allocated to the Company’s net assets based upon their fair market values. The First Quarter 1999 Acquisitions and the Second Quarter 1999 Acquisition resulted in goodwill of approximately $2.8 million, which is being amortized over 40 years.

Divestitures

      On May 25, 1999, the Company sold the assets of its safety and medical products line, a component of Safety Supplies’ business, which consisted primarily of inventory, with a carrying value of approximately $0.4 million to Stratford Safety Products, Inc. for $0.5 million. The sale resulted in a gain of approximately $0.1 million, which was reflected as a reduction of goodwill that was recorded in connection with the acquisition of Safety Supplies. The Company’s net income from the safety and medical products line was not material from the date of the acquisition to the date of sale.

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

Results of Operations

      The following table sets forth for the periods indicated certain historical income statement data derived from the consolidated statement of income of the Company.

	Fiscal 2001	Fiscal 2000	Fiscal 1999

Income Statement Data:
Net sales	$118,932	$120,351	$124,294
Gross profit	61,701	60,826	61,066
Selling, general and administrative	43,400	41,515	46,854
Depreciation and amortization	5,655	5,454	5,193
Operating income	12,646	13,857	9,019
Gain on divestiture	—	—	1,678
Interest expense	11,389	12,191	12,354
Provision (benefit) for income taxes	1,084	1,418	(67)
Extraordinary gain (loss), net of tax effect	2,285	1,804	(4,015)
Other Data:
Gross profit margin	51.9%	50.5%	49.1%
Operating income (loss) margin	10.6%	11.5%	7.2%
Fiscal 2001 Compared to Fiscal 2000

      Net Sales. Net sales for fiscal 2001 were $118.9 million compared to $120.4 million for fiscal 2000, a decrease of $1.5 million, or 1.2%. The decrease in fiscal 2001 was primarily attributable to decreased sales to non-affiliated customers in the Company’s manufacturing subsidiary of $0.9 million, or 60.0% of the decrease in net sales. In addition, $0.5 million, or 33.3%, of the decrease was due to the sale of the Company’s safety and medical products business line in fiscal 2000. The decrease in net sales was partially offset by increased sales of $0.3 million in the Company’s vision products business line.

      Gross Profit. Gross profit for fiscal 2001 was $61.7 million compared to $60.8 million for fiscal 2000, an increase of $0.9 million, or 1.5%. Total gross profit percentage increased 1.4% to 51.9% in fiscal 2001 compared to fiscal 2000. Gross profit percentage increased in the company’s primary footwear distribution business line by 0.9%

in fiscal 2001. The increase is generally attributed to improved gross profit margins in the Company’s primary footwear distribution business, including sales to a large customer of higher gross profit margin safety footwear produced by the Company’s manufacturing subsidiary. The increase in gross margin percentage was also attributable to a decrease in sales related to the lower gross profit margin safety and medical product business lines.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2001 were $43.4 million compared to $41.5 million for fiscal 2000, an increase of $1.9 million, or 4.6%, related to the effect of general inflationary increases in operating expenses, including rising fuel prices that affected fleet operating costs and freight, bad debts, due primarily to the bankruptcy of Safety-Kleen Corp., a customer of the Company, and the adverse effect of changes in foreign exchange rates.

      Operating Income. Operating income for fiscal 2001 was $12.6 million, or 10.6% of net sales, compared to $13.9 million, or 11.5% of net sales, for fiscal 2000. The decrease was primarily attributable to decreased net sales and increased selling, general and administrative expenses as discussed above.

      Interest Expense. Interest expense for fiscal 2001 was $11.4 million compared to $12.2 million for fiscal 2000, a decrease of $0.8 million, or 6.6%. The decrease in interest expense was primarily attributable to decreased indebtedness of the Company related to the repurchase of a portion of the Senior Subordinated Notes in the July 1999 Transaction, the September 1999 Transaction and the October 2000 Transaction, partially offset by increased indebtedness under the New Credit Facility.

      Income Tax Expense. Income tax expense for fiscal 2001 was $1.1 million compared to income tax expense of $1.4 million for fiscal 2000. Income tax expense for fiscal 2001 differs from that of the statutory income tax rate due primarily to nondeductible goodwill amortization. The Company recognized a state income tax benefit of $1.1 million from net operating loss carryforwards for fiscal 1999, $0.2 million of which was offset against state income tax liabilities in fiscal 2001.

      The Company needs to generate $6.1 million of state taxable income to realize this benefit before expiration of the net operating loss carryforward periods, which begin in fiscal 2002 through fiscal 2019. The Company evaluates the adequacy of the valuation reserve and the realization of the deferred tax benefit on an ongoing basis. Management believes that future taxable income will more likely than not allow the Company to realize this benefit.

      Extraordinary Item. For fiscal 2001, the Company recorded an extraordinary gain of approximately $2.3 million, net of a $1.7 million tax expense, due to the repurchase, at a discount, and subsequent retirement of a portion of the Senior Subordinated Notes in the October 2000 Transaction. For fiscal 2000, the Company recorded an extraordinary gain of $1.8 million, net of a $1.3 million tax expense, due to the repurchase, at a discount, and subsequent retirement of a portion of the Senior Subordinated Notes in the July 1999 Transaction and the September 1999 Transaction.

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

      Income Tax Expense. Income tax expense for fiscal 2000 was $1.4 million compared to an income tax benefit of $0.07 million for fiscal 1999. Income tax expense for fiscal 2000 differs from that of the statutory income tax rate due primarily to nondeductible goodwill amortization. The Company recognized a state income tax benefit of $1.1 million from net operating loss carryforwards for fiscal 1999, $0.2 million of which was offset against state income tax liabilities in fiscal 2000.

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

      Net cash provided by operating activities was $6.0 million in fiscal 2001, as compared to net cash provided by operating activities of $8.7 million in fiscal 2000 and net cash provided by operating activities of $1.0 million in fiscal 1999. The reduction in net cash provided by operating activities in fiscal 2001 from fiscal 2000 is primarily the result of a smaller decrease in working capital than in the prior year.

      The Company’s investing activities for fiscal 2001 consisted of capital expenditures of approximately $1.9 million for improvements in footwear and vision retail stores, shoemobiles and equipment and approximately $2.5 million related to the acquisition of software for internal use. The Company’s investing activities for fiscal 2000 consisted of capital expenditures of $1.8 million for improvements in footwear and vision retail stores, vision vans, information technology equipment and the remaining cost of the Falcon and Knapp factory integration and expenditures of approximately $1.3 million related to the acquisition of software for internal use.

      The Company used approximately $1.7 million from financing activities in fiscal 2001, which included net working capital payments of approximately $1.5 million, excluding the October 2000 transaction. The Company’s financing activities also included a borrowing of $7.1 million on the New Credit Facility in October 2000. The proceeds were used to pay for the repurchase of a portion of the Senior Subordinated Notes in the October 2000 Transaction. The remaining portion of the repurchase was provided by a $4.8 million aggregate equity contribution from Holdings. The amount of such equity contribution was provided to Holdings by a $4.8 million aggregate equity contribution from Fenway II, an affiliate of Holdings’ majority stockholder, Fenway, for which Fenway II received Holdings Series C Preferred Stock. The Company used approximately $6.0 million from financing activities in fiscal 2000, which consisted of net working capital payments of approximately $5.5 million, excluding the July 1999 Transaction and the September 1999 Transaction. The Company’s financing activities also included a borrowing of $5.1 million on the New Credit Facility in July 1999 and a borrowing of $4.7 million in September 1999. The proceeds were used to pay for the repurchase of a portion of the Senior Subordinated Notes in the July 1999 Transaction and the September 1999 Transaction. The remaining portion of the repurchase was provided by a $4.9 million aggregate equity contribution from Holdings. The amount of such equity contribution was provided to Holdings by a $4.9 million aggregate equity contribution from Holdings’ majority stockholder, Fenway, for which Fenway received Holdings Series B Preferred Stock. Excluding cash paid for regional distributor acquisitions and proceeds from the divestiture, the Company used approximately $2.5 million from financing activities in fiscal 1999 due primarily to the April 1998 Transactions.

      The Company’s total working capital as of January 27, 2001 was $38.9 million. At January 29, 2000, working capital was $44.6 million. The primary reason for the decrease to working capital was an increase in current maturities of long-term debt of the New Credit Facility.

      Cash flow from operations for fiscal 2001 was sufficient to cover debt service requirements under the New Credit Facility. The Company’s ability to make scheduled payments of principal, or to pay the interest or premium (if any) on, or to refinance, its indebtedness (including the Senior Subordinated Notes), or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the New Credit Facility, will be adequate to meet the Company’s anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on its indebtedness for the next several years. There can be no assurance that the Company’s business will generate sufficient cash flow from operations or that future borrowing will be available under the New Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Senior Subordinated Notes, or to make capital expenditures.

      As of January 27, 2001 the Company’s debt consisted of the Senior Subordinated Notes, the New Credit Facility and certain other debt. As of January 27, 2001, the New Credit Facility, as amended, consisted of a $31.6 million multiple draw acquisition term loan facility (the “Acquisition Credit Facility”) and approximately $30.0 million in revolving credit loans, letters of credit and swing line loans (the “Revolving Credit Facility”). The Company’s other debt of $0.9 million consisted of capital leases and other notes. As of January 27, 2001, approximately $21.1 million of the Acquisition Credit Facility and approximately $11.5 million of the Revolving Credit Facility were outstanding, and the Company had additional borrowing availability under the Acquisition Credit Facility of $10.5 million and under the Revolving Credit Facility of approximately $18.5 million. The Acquisition Credit Facility matures in quarterly installments from July 2001 until final payment in April 2004. The Revolving Credit Facility will mature in April 2004 and has no scheduled interim principal payments.

      The Senior Subordinated Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by each Domestic Restricted Subsidiary that is a Material Subsidiary (as such terms are defined in the indenture for the Senior Subordinated Notes (the “Senior Subordinated Notes Indenture”)) (whether currently existing, newly acquired or created). Each such subsidiary guaranty (a “Subsidiary Guaranty”) will provide that the subsidiary guarantor, as primary obligor and not merely as surety, will irrevocably and unconditionally guarantee on an unsecured, senior subordinated basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of the Company under the Senior Subordinated Notes Indenture and the Senior Subordinated Notes, whether for payment of principal or of interest on the Senior Subordinated Notes, expenses, indemnification or otherwise. As of January 27, 2001, none of the Company’s Domestic Restricted Subsidiaries was a Material Subsidiary, and therefore no Subsidiary Guaranty was in force or effect.

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

      On April 24, 2001, the New Credit Facility was amended to (i) amend the definitions of “Applicable Margin”, “Conversion Date” to mean April 24, 2001, “EBITDA” to exclude any income or loss resulting from a change to the fair market value of any Hedge Agreement as defined in the New Credit Facility, “Fenway Fund” to collectively include Fenway and Fenway II and “Interest Expense” to exclude any amount resulting from a change to the fair market value of any Hedge Agreement as defined in the New Credit Facility; and (ii) amend the required interest coverage ratios applicable to fiscal 2002.

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

      Based upon the Company’s derivative position at January 27, 2001, the Company, upon adoption, will record an asset of approximately $0.1 million representing the fair market value of its interest rate swap agreement and an offsetting premium on its fixed rate debt. Subsequent changes in the fair value of the Company’s interest rate swap agreement will be recognized immediately in earnings. The debt premium will be amortized to earnings over the life of the debt using the interest method.

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

      The following discussion of the Company’s exposure to various market risks contains “forward looking statements” that are subject to risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in the circumstances and in light of information currently available to the Company. Nevertheless, because of the inherent unpredictability of interest rates and foreign currency translation rates, actual results could differ materially from those projected in such forward looking statements.

Interest Rates

      At January 27, 2001, the Company had fixed-rate debt totaling $65.9 million in principal amount and having a fair value of $45.4 million. These instruments bear interest at a fixed rate and, therefore, do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease (to the holder) by approximately $3.6 million if interest rates were to increase by 10% from their levels at January 27, 2001 (i.e., an increase from the weighted average interest rate of 9.9% to a weighted average interest rate of 10.9%). At January 29, 2000, the Company had fixed-rate debt totaling $82.2 million in principal amount and having a fair value of $59.4 million, which would have decreased to $55.0 million had interest rates increased 10% from January 29, 2000 levels.

      The Company has entered into an interest rate swap agreement with a notional amount of $25.0 million to reduce the exposure that adverse fluctuations in interest rates may have on the fair market values of its fixed-rate debt, rather than for trading purposes. The Company has not entered into any derivative financial instruments for trading purposes. If interest rates were to increase by 10% from their levels at January 27, 2001 and January 29, 2000, the Company would incur additional annual interest expense of approximately $0.3 million and $0.2 million, respectively.

      At January 27, 2001, the Company had variable-rate long-term debt totaling $32.6 million in principal amount and having a fair value of $32.6 million. These borrowings are under the New Credit Facility (see “Notes to Consolidated Financial Statements-Note 7, Long-term debt”). If interest rates were to increase by 10% from their levels at January 27, 2001, the Company would incur additional annual interest expense of approximately $0.3 million. At January 29, 2000, the Company had variable-rate debt totaling $27.0 million in principal amount and having a fair value of $27.0 million. The Company would have incurred additional interest expense of approximately $0.2 million had interest rates increased by 10% from their levels at January 29, 2000.

Foreign Exchange Rates

      A substantial majority of the Company’s sales, expenses and cash flows are transacted in U.S. dollars. For the fiscal year ended January 27, 2001, sales denominated in currencies other than U.S. dollars (primarily Mexican peso and the Canadian dollar) totaled $7.8 million, or approximately 6.6% of total sales. Net loss denominated in currencies other than U.S. dollars was immaterial for the fiscal year ended January 27, 2001. An adverse change in exchange rates of 10% would have resulted in a decrease in sales of $0.8 million and an immaterial increase in net loss for the year ended January 27, 2001. The Company’s subsidiaries that operate in Mexico and Canada have certain accounts receivable and payable accounts in their home currencies which further mitigate the impact of foreign exchange rate changes. The Company has no foreign currency exchange contracts.

Item 8. Financial Statements and Supplementary Data.

Iron Age Corporation
(a wholly owned subsidiary of Iron Age Holdings Corporation)

Consolidated Financial Statements

Years ended January 27, 2001 and January 29, 2000

REPORT OF INDEPENDENT AUDITORS

      Board of Directors Iron Age Corporation

      We have audited the accompanying consolidated balance sheets of Iron Age Corporation (a wholly owned subsidiary of Iron Age Holdings Corporation) (the “Company”) as of January 27, 2001 and January 29, 2000, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended January 27, 2001, January 29, 2000 and January 30, 1999. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iron Age Corporation at January 27, 2001 and January 29, 2000, and the consolidated results of their operations and their cash flows for the years ended January 27, 2001, January 29, 2000 and January 30, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Ernst & Young LLP

Pittsburgh, Pennsylvania
March 16, 2001

Iron Age Corporation
(a wholly owned subsidiary of Iron Age Holdings Corporation)

Consolidated Balance Sheets

	January 27,	January 29,
	2001	2000
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$82	$260
Accounts receivable, net	16,960	17,747
Inventories	33,452	34,410
Prepaid expenses	2,386	1,593
Deferred income taxes	839	875

Total current assets	53,719	54,885
Other noncurrent assets	3,656	1,537
Property and equipment, net	10,210	10,463
Intangible assets, net	98,662	103,079

Total assets	$166,247	$169,964

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$5,194	$458
Accounts payable	3,027	2,573
Accrued expenses	6,555	7,216

Total current liabilities	14,776	10,247
Long-term debt, less current maturities	93,272	108,725
Other noncurrent liabilities	380	430
Deferred income taxes	5,777	5,641

Total liabilities	114,205	125,043
Commitments and contingencies	—	—

Series B redeemable preferred stock	6,647	5,361
Series C redeemable preferred stock	5,152	—
Stockholders’ equity:
Common stock, $1 par value, 1,000 shares authorized, issued and outstanding	1	1
Additional paid-in capital	44,466	44,466
Accumulated deficit	(4,003)	(4,783)
Accumulated other comprehensive loss	(221)	(124)

Total stockholders’ equity	40,243	39,560

Total liabilities and stockholders’ equity	$166,247	$169,964

      See accompanying notes.

Iron Age Corporation
(a wholly owned subsidiary of Iron Age Holdings Corporation)

Consolidated Statements of Income

		Year ended

	January 27, 2001	January 29, 2000	January 30, 1999
		(In Thousands)
Net sales	$118,932	$120,351	$124,294
Cost of sales	57,231	59,525	63,228

Gross profit	61,701	60,826	61,066
Selling, general and administrative	43,400	41,515	46,854
Depreciation	1,681	1,816	1,670
Amortization of intangible assets	3,974	3,638	3,523

Operating income	12,646	13,857	9,019
Gain on divestiture	—	—	1,678
Interest expense	11,389	12,191	12,354

Income (loss) before income taxes	1,257	1,666	(1,657)
Provision (benefit) for income taxes	1,084	1,418	(67)

Income (loss) before extraordinary gain (loss)	173	248	(1,590)
Extraordinary gain (loss), net of tax effect	2,285	1,804	(4,015)

Net income (loss)	$2,458	$2,052	$(5,605)

      See accompanying notes.

Iron Age Corporation
(a wholly owned subsidiary of Iron Age Holdings Corporation)

Consolidated Statements of Stockholders’ Equity

				Retained
	Common Stock			Earnings	Other
			Paid-In	(Accumulated	Comprehensive
	Shares	Amounts	Capital	Deficit)	(Loss) Income	Total

Balance at January 31, 1998	1,000	$1	$38,086	$(174)	$(65)	$37,848
Comprehensive loss:
Net loss	—	—	—	(5,605)	—	(5,605)
Foreign currency translation Adjustment, net of tax	—	—	—	—	(121)	(121)

Comprehensive loss						(5,726)
Capital Contribution	—	—	6,380	—	—	6,380
Dividend paid on preferred Stock	—	—		(633)	—	(633)

Balance at January 30, 1999	1,000	1	44,466	(6,412)	(186)	37,869

Comprehensive income:
Net income	—	—	—	2,052	—	2,052
Foreign currency translation Adjustment, net of tax	—	—	—	—	62	62

Comprehensive income						2,114
Dividend accrued on Preferred stock	—	—	—	(423)	—	(423)

Balance at January 29, 2000	1,000	1	44,466	(4,783)	(124)	39,560

Comprehensive income:
Net income	—	—	—	2,458	—	2,458
Foreign currency translation Adjustment, net of tax	—	—	—	—	(97)	(97)

Comprehensive income						2,361
Dividends and accretion on preferred stock	—	—	—	(1,678)	—	(1,678)

Balance at January 27, 2001	1,000	$1	$44,466	$(4,003)	$(221)	$40,243

      See accompanying notes.

Iron Age Corporation
(a wholly owned subsidiary of Iron Age Holdings Corporation)

Consolidated Statements of Cash Flows

		Year ended
	January 27, 2001	January 29, 2000	January 30, 1999

		(In Thousands)
Operating activities
Net income (loss)	$2,458	$2,052	$(5,605)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary (gain) loss, net of tax	(2,285)	(1,804)	4,015
Gain on divestiture	—	—	(1,678)
Depreciation and amortization	6,122	5,943	5,592
Amortization of deferred financing fees included in interest	538	769	528
Provision for losses on accounts receivable	565	174	(107)
Deferred income taxes	172	(101)	(1,612)
Changes in operating assets and liabilities:
Accounts receivable	222	(466)	(405)
Inventories	958	2,271	502
Prepaid expenses	(793)	2,840	99
Other noncurrent assets	(44)	(34)	(14)
Accounts payable	454	(734)	(981)
Accrued expenses	(2,316)	(2,224)	638
Payment of other noncurrent liabilities	(50)	—	—

Net cash provided by operating activities	6,001	8,686	972
Investing activities
Net cash used in business acquisitions	—	—	(5,241)
Capitalization of internal use software costs	(2,526)	(1,277)	—
Proceeds from divestiture	—	—	2,544
Purchases of property and equipment	(1,895)	(1,760)	(2,338)

Net cash used in investing activities	(4,421)	(3,037)	(5,035)
Financing activities
Borrowing under revolving credit agreement	48,650	24,925	49,150
Proceeds from senior subordinated notes	—	—	100,000
Contribution by Holdings	—	—	6,380
Issuance of redeemable preferred stock	4,761	4,938	—
Principal payments on debt	(54,911)	(35,460)	(127,683)
Payment of financing costs	(204)	(250)	(5,553)
Call premium on early extinguishment of old subordinated notes	—	—	(1,562)
Redemption of Holdings Series A Preferred Stock, including cumulative unpaid dividends	—	—	(17,664)
Principal payments on capital leases, net	43	(112)	(333)

Net cash (used in) provided by financing activities	(1,661)	(5,959)	2,735
Effect of exchange rate changes on cash and cash equivalents	(97)	62	(224)

Decrease in cash and cash equivalents	(178)	(248)	(1,552)
Cash and cash equivalents at beginning of year	260	508	2,060

Cash and cash equivalents at end of year	$82	$260	$508

Consolidated Statements of Cash Flows (continued)

		Year ended
	January 27, 2001	January 29, 2000	January 30, 1999

		(In Thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$10,782	$11,728	$10,377
Income taxes	$3,238	2,371	1,254
Supplemental schedule of noncash investing and financing activities
Dividends and accretion on redeemable preferred stock	$1,678	$423	$—
Capital lease agreements for equipment	$450	$226	$373
Assets acquired and liabilities assumed in connection with acquisitions (fair values):
Assets acquired	$—	$—	$6,626
Liabilities assumed	—	—	(1,236)

Cash paid	—	—	5,390
Less fees and expenses	—	—	(149)

Net cash used in business acquisitions	$—	$—	$5,241

      See accompanying notes.

Iron Age Corporation
(a wholly owned subsidiary of Iron Age Holdings Corporation)

Notes to Consolidated Financial Statements

January 27, 2001 and January 29, 2000

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

      Effective April 24, 1998, Holdings and the Company refinanced their old credit facility (the “Old Credit Facility”) and the Company’s old subordinated notes (the “Old Subordinated Notes”) with a new credit facility (the “New Credit Facility”), 9-7/8% senior subordinated notes due 2008 (the “Senior Subordinated Notes”), and 12-1/8% senior discount notes due 2009 (the “Holdings Senior Discount Notes”) (collectively, the “April 1998 Transactions”) (see Note 7).

      The Company distributes and manufactures work footwear with operations concentrated in North America. As a percentage of sales, 98% and 2% of the Company’s operations are related to distributing and manufacturing, respectively. The Company has one reportable segment, distribution of work footwear in the United States.

1. Organization and Significant Accounting Policies (continued)

Fiscal Year

      The Company utilizes a fiscal year of 52 or 53 weeks, ending on the last Saturday in January. Each of the Company’s fiscal years set forth herein contained 52 weeks.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of 90 days or less at the time of original purchase to be cash equivalents.

Inventories

      Approximately 93% of inventories at January 27, 2001 and January 29, 2000 are stated at the lower of last-in, first-out (“LIFO”) cost or market. The remaining inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market.

Catalog Costs

      The Company produces periodic catalogs and amortizes the mailing and production costs over the related revenue stream, generally four to twelve months. The Company has approximately $0.4 million and $0.8 million of unamortized catalog costs at January 27, 2001 and January 29, 2000, respectively. For the years ended January 27, 2001, January 29, 2000 and January 30, 1999, advertising expense recorded by the Company was approximately $2.1 million, $2.1 million and $2.5 million, respectively.

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

Intangible Assets

      Goodwill—Goodwill represents the excess of amounts paid over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in purchase business combinations. This amount is amortized using the straight-line method over a period of 40 years. The Company evaluates the carrying value of goodwill for potential impairment on an ongoing basis. Such evaluation considers projected future operating results, trends and other circumstances. If factors indicated that goodwill could be impaired, the Company would use an estimate of the related undiscounted future cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable. If such an analysis indicated that impairment had occurred, the Company would adjust the book value of the goodwill to fair value.

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

Internal Use Software Costs

      The Company records internal use software costs in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company capitalized approximately $2.5 million and $1.3 million related to internal use software costs for the fiscal years ended January 27, 2001 and January 29, 2000, respectively. Internal use software costs are being amortized by the straight-line method over three to five years.

Foreign Currency Translation

      The assets and liabilities of the Company’s foreign subsidiaries are measured using the local currency as the functional currency and are translated into U.S. dollars at exchange rates as of the balance sheet date. Income statement amounts are translated at the weighted average rates of exchange during the year. The translation adjustment is accumulated in “other comprehensive loss.” Foreign currency transaction gains and losses are included in determining net income. Such amounts are not material.

Revenue Recognition

      Revenue from product sales is recognized at the time products are shipped, at which time title passes to the customer.

Shipping and handling costs of approximately $2.2 million, $2.2 million and $2.2 million are recorded as components of selling, general and administrative expenses for the years ended January 27, 2001, January 29, 2000 and January 30, 1999, respectively.

1. Organization and Significant Accounting Policies (continued)

Financial Instruments

      The Company periodically enters into interest rate swap agreements to moderate its exposure to interest rate changes. The interest rate swap agreement has a notional amount of $25 million. The Company pays floating rate amounts computed at 4.16% above the LIBOR rate in exchange for fixed interest payments at a rate of 9.875% through May 1, 2003. Interest payment amounts are exchanged over the life of the agreement without an exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in accrued interest. Based upon the terms of the agreement, the fair value of the interest rate swap agreement is not recognized in the financial statements. The fair value of the interest rate swap agreement is $113,000 and $(190,000) at January 27, 2001 and January 29, 2000, respectively.

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

Other Comprehensive Income

      The Company applies Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income in accounting for foreign currency translation gains and losses. Statement No. 130 requires foreign currency translation gains and losses, which are reported separately in stockholders’ equity, to be included in other comprehensive income.

1. Organization and Significant Accounting Policies (continued)

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Acquisitions and Divestitures

Acquisitions

      During the year ended January 30, 1999, the Company acquired the stock of Safety Supplies & Service Co., Inc. (“Safety Supplies”), and acquired certain assets and assumed certain liabilities of Safety Depot Ltd., ACT Safety, Inc., J. Mars Knapp Shoes and Work-Saf, Inc. for approximately $5.4 million, including transaction costs of approximately $0.2 million. The results of operations are included from the date of the acquisitions. The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price and transaction costs have been allocated to assets acquired and liabilities assumed based upon their estimated fair values. The excess of consideration paid over the estimated fair value of assets acquired and liabilities assumed of approximately $2.8 million is being amortized on the straight-line basis, over 40 years.

Divestitures

      On May 25, 1999, the Company sold the assets of its safety and medical products line, a component of Safety Supplies’ business, which consisted primarily of inventory, with a carrying value of approximately $0.4 million to Stratford Safety Products, Inc. for $0.5 million. The sale resulted in a gain of approximately $0.1 million, which was reflected as a reduction of goodwill that was recorded in connection with the acquisition of Safety Supplies. The Company’s net income from the safety and medical products line was not material from the date of the acquisition to the date of sale.

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

3. Accounts Receivable

      Accounts receivable are presented net of allowance for doubtful accounts of approximately $0.6 million and $0.4 million as of January 27, 2001 and January 29, 2000, respectively. The Company does not require collateral for its trade accounts receivable. Management continually evaluates its accounts receivable and adjusts its allowance for doubtful accounts for changes in potential credit risk. The Company serves a diverse customer base and believes there is minimal concentration of credit risk.

4. Inventories

      The major components of inventories are as follows:

	January 27, 2001	January 29, 2000

	(In Thousands)
Finished products	$31,578	$32,134
Raw materials	2,756	2,602

	34,334	34,736
Less excess of current cost over LIFO inventory value	882	326

	$33,452	$34,410

5. Property and Equipment

      Property and equipment consist of the following:

	January 27, 2001	January 29, 2000

	(In Thousands)
Land and buildings	$3,401	$3,314
Vehicles	5,151	4,217
Furniture and fixtures	1,399	1,380
Machinery and equipment	6,776	6,217
Leasehold improvements	1,529	1,310

	18,256	16,438
Less accumulated depreciation and amortization	8,046	5,975

Net property and equipment	$10,210	$10,463

6. Intangible Assets

      Intangible assets consist of the following:

	January 27, 2001	January 29, 2000

	(In Thousands)
Goodwill	$91,962	$91,999
Customer lists	17,023	17,042
Deferred financing costs	4,417	4,960
Other	214	214

	113,616	114,215
Less accumulated amortization	14,954	11,136

	$98,662	$103,079

      In connection with the April 1998 Transactions, the Company expensed approximately $4.9 million of unamortized deferred financing costs, related to the Old Credit Facility and the Old Subordinated Notes. Such costs are included in the Company’s extraordinary loss, net of tax, for the fiscal year ended January 30, 1999. Financing costs incurred in connection with obtaining the Senior Subordinated Notes and the New Credit Facility of approximately $2.9 million have been deferred by the Company as of January 27, 2001 and will be amortized over the periods the Senior Subordinated Notes and the New Credit Facility are outstanding (see Note 7).

      During the years ended January 27, 2001 and January 29, 2000, the Company expensed approximately $0.6 million and $0.7 million, respectively, in connection with certain repurchases of the Senior Subordinated Notes (see Note 7).

7. Long-Term Debt

      Long-term debt consists of the following:

	January 27, 2001	January 29, 2000

	(In Thousands)
9-7/8% Senior Subordinated Notes due 2008	$65,000	$81,360
New Credit Facility	32,561	26,961
Other notes	178	178
Capitalized lease obligations	727	684

	98,466	109,183
Less:
Current maturities	5,194	458

	$93,272	$108,725

9-7/8% Senior Subordinated Notes Due 2008

      On April 24, 1998, the Company issued $100.0 million of Senior Subordinated Notes. The Company used the net proceeds from the issuance of the Senior Subordinated Notes, approximately $21.6 million of borrowings under its New Credit Facility and approximately $1.2 million of cash to (i) extinguish certain existing indebtedness, (ii) pay a dividend to Holdings of approximately $13.7 million to redeem a portion of Holdings Series A Preferred Stock, and (iii) pay fees and expenses related to these transactions. These transactions resulted in the recording of an extraordinary loss during April 1998 of approximately $6.9 million, excluding related tax effect of approximately $2.9 million. The extraordinary loss on the extinguishment of debt is comprised of prepayment penalties on the Old Subordinated Notes of approximately $1.6 million; unamortized deferred financing fees of approximately $4.9 million; and unamortized discount on the Old Subordinated Notes of approximately $0.4 million.

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

      The Senior Subordinated Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by each Domestic Restricted Subsidiary that is a Material Subsidiary (as such terms are defined in the indenture for the Senior Subordinated Notes (the “Senior Subordinated Notes Indenture”)) (whether currently existing, newly acquired or created). Each such subsidiary guaranty (a “Subsidiary Guaranty”) will provide that the subsidiary guarantor, as primary obligor and not merely as surety, will irrevocably and unconditionally guarantee on an unsecured, senior subordinated basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of the Company under the Senior Subordinated Notes Indenture and the Senior Subordinated Notes, whether for payment of principal or of interest on the Senior Subordinated Notes, expenses, indemnification or otherwise. As of January 27, 2001, none of the Company’s Domestic Restricted Subsidiaries was a Material Subsidiary, and therefore no Subsidiary Guaranty was in force or effect.

      Effective September 15, 1998, the Company filed a registration statement on Form S-4 under the Securities Act of 1933, as amended (the “Securities Act”), with respect to its offer to exchange an aggregate principal amount of up to $100.0 million of its 9-7/8% Senior Subordinated Notes due 2008 (the “Exchange Notes”), which have been registered under the Securities Act, for a like principal amount of its Senior Subordinated Notes, which have not been so registered. The terms of the Exchange Notes are identical in all material respects to the Senior Subordinated Notes, except for certain transfer restrictions and registration rights relating to the Senior Subordinated Notes.

7. Long-Term Debt (continued)

9-7/8% Senior Subordinated Notes Due 2008 (continued)

      Concurrent with the April 1998 Transactions, Holdings issued $45.1 million principal amount at maturity of 12-1/8% Senior Discount Notes due 2009 (“Holdings Senior Discount Notes”), the proceeds of which were used (i) to pay a dividend to Holdings’ stockholders of $17.7 million, (ii) to redeem a portion of the Holdings Series A Preferred Stock, (iii) to make a capital contribution to the Company of approximately $2.2 million for compensation payments to certain members of management, and (iv) to pay fees and expenses related to these transactions. The Holdings Senior Discount Notes accrete at a rate of 12-1/8% per annum compounded semiannually until May 1, 2003. No interest will accrue prior to May 1, 2003. Interest will accrue thereafter at a rate of 12-1/8% per annum and is payable semiannually in arrears on May 1 and November 1, commencing on November 1, 2003. The Holdings Senior Discount Notes mature on May 1, 2009 and will be serviced entirely by the cash flows of the Company.

      Effective September 15, 1998, Holdings filed a registration statement on Form S-4 under the Securities Act with respect to its offer to exchange an aggregate principal amount of up to $45.1 million at maturity of its 12-1/8% Senior Discount Notes due 2009 (the “Holdings Exchange Senior Discount Notes”), which have been registered under the Securities Act, for a like principal amount at maturity of its Holdings Senior Discount Notes, which have not been so registered. The terms of the Holdings Exchange Senior Discount Notes are identical in all material respects to the Holdings Senior Discount Notes, except for certain transfer restrictions and registration rights relating to the Holdings Senior Discount Notes.

      On October 20, 2000, the Company purchased $16.4 million in principal amount of its Senior Subordinated Notes for $11.9 million (the “October 2000 Transaction”). The purchase was funded by $7.1 million of borrowings under the New Credit Facility and the issuance of $4.8 million of Holdings Series C Preferred Stock to Fenway Partners Capital Fund II, L.P. (“Fenway II”), an affiliate of Holdings’ majority stockholder, Fenway. The Company recorded an extraordinary gain of $2.3 million, net of unamortized deferred financing costs of $0.6 million, and income taxes of $1.7 million. Following the purchase, such principal amount of the Senior Subordinated Notes was retired. The transactions described in this paragraph are referred to herein as the “October 2000 Transaction.”

      On September 22, 1999, the Company purchased $9.0 million in principal amount of its Senior Subordinated Notes for $7.1 million (the “September 1999 Transaction”). The purchase was funded by $4.7 million of borrowings under the New Credit Facility and the issuance of $2.4 million of Holdings Series B Preferred Stock to Holdings’ majority stockholder, Fenway. The Company recorded an extraordinary gain of $0.9 million, net of unamortized deferred financing costs of $0.4 million, and income taxes of $0.6 million. Following the purchase, such principal amount of the Senior Subordinated Notes was retired. The transactions described in this paragraph are referred to herein as the “September 1999 Transaction.”

      On July 20, 1999, the Company purchased $9.6 million in principal amount of its Senior Subordinated Notes for $7.7 million (the “July 1999 Transaction”). The purchase was funded by $5.1 million of borrowings under the New Credit Facility and the issuance of $2.6 million of Holdings Series B Preferred Stock to Holdings’ majority stockholder, Fenway. The Company recorded an extraordinary gain of $0.9 million, net of unamortized deferred financing costs of $0.4 million, and income taxes of $0.7 million. Following the purchase, such principal amount of the Senior Subordinated Notes was retired. The transactions described in this paragraph are referred to as the “July 1999 Transaction.”

New Credit Facility

      On April 24, 1998, the Company entered into a New Credit Facility with a syndicate of lenders and a financial institution, as agent for itself and the other lenders which, as amended, provides for a $61.6 million senior secured credit facility that is comprised of a $30.0 million revolving working capital facility and, as amended, a $31.6 million revolving acquisition facility. The working capital facility matures on April 24, 2004. The balance of the revolving acquisition facility converts into a term loan on April 30, 2001 and matures in quarterly installments from July 31, 2001 to April 30, 2004. Under the working capital facility, the Company has a $2.0 million letter of credit and a $3.0 million swing line facility which will expire April 24, 2004. Outstanding obligations under the letter of credit and the swing line facility were $0.07 million and $0, respectively, at January 27, 2001.

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

      Borrowings under the New Credit Facility accrue interest, at the option of the Company, at either LIBOR plus 2.00% or the greater of the financial institution’s prime rate and the federal funds rate plus 0.50%. Borrowings on the New Credit Facility accrue interest at 9.50% for prime rate borrowings and between 7.88% and 8.88% for LIBOR borrowings, respectively, at January 27, 2001.

      The Company has classified its borrowings under the New Credit Facility as long-term as of January 27, 2001 due to its ability and intent to maintain such borrowings on a long-term basis.

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

Other Notes

      The Company has other notes of approximately $0.2 million at January 27, 2001 and January 29, 2000, respectively. The notes accrue interest at 9.5%.

Future Maturities of Long-Term Debt

      Five-year maturities of long-term debt are as follows (in thousands):

2001	$5,194
2002	6,517
2003	8,040
2004	13,681
2005	34
Thereafter	65,000

$98,466

8. Fair Values of Financial Instruments

      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

      Cash and cash equivalents —The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

      Long-term debt and interest rate swap agreements —The carrying amounts of the Company’s borrowings under its New Credit Facility approximate its fair value because the New Credit Facility is a variable rate debt instrument. The fair values of the Company’s Senior Subordinated Notes are estimated based upon quoted market prices. The fair values of the Company’s capital lease obligations, other notes and interest rate swap agreements are estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

      The carrying amounts and fair values of the Company’s financial instruments at January 27, 2001 and January 29, 2000 are as follows:

	January 27, 2001		January 29, 2000

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(In Thousands)
Cash and cash equivalents	$82	$82	$260	$260
9-7/8% Senior Subordinated Notes due 2008	65,000	44,525	81,360	58,579
New Credit Facility	32,561	32,561	26,961	26,961
Other notes	178	178	178	178
Interest rate swap asset (liability)	—	113	—	(190)
Capital lease obligations	727	732	684	689

9. Employee Benefit Plans

      The Company sponsors a 401(k) profit sharing defined contribution pension plan. Contributions to the plan are based on a percentage of profits, but may be increased or decreased at the discretion of the Board of Directors. The plan covers substantially all of its salaried employees. For the fiscal years ended January 27, 2001, January 29, 2000 and January 30, 1999, pension and profit sharing expenses were approximately $0.6 million, $0.5 million and $0.5 million, respectively.

10. Income Taxes

Income tax expense before extraordinary gains and losses consists of the following:

		Year ended

	January 27, 2001	January 29, 2000	January 30, 1999

	(In Thousands)
Income taxes:
Current:
Federal	$1,219	$1,741	$569
State	(359)	(283)	145

	860	1,458	714
Deferred:
Federal	171	(163)	(327)
State	53	123	(454)

	224	(40)	(781)

	$1,084	$1,418	$(67)

A reconciliation of U.S. income tax computed at the statutory rate and actual expense is as follows:

	Year ended

	January 27, 2001	January 29, 2000	January 30, 1999

	(In Thousands)
Amount computed at statutory rate	$427	$567	$(563)
State and local taxes less applicable federal income tax	(202)	(106)	(203)
Goodwill and other amortization	774	774	748
Other	85	183	(49)

	$1,084	$1,418	$(67)

10. Income Taxes (continued)

      The components of the net deferred tax asset and liability are as follows:

	January 27, 2001	January 29, 2000

	(In Thousands)
Deferred tax liabilities:
Inventory	$2,244	$2,244
Property and equipment	1,060	1,096
Customer lists	4,657	5,068
Other	440	385

Total deferred tax liabilities	8,401	8,793
Deferred tax assets:
Interest expense	1,608	2,016
State net operating loss carryforwards	698	880
Inventory	488	509
Accrued expenses	521	530
Other	148	92

Total deferred tax assets	3,463	4,027

Net deferred tax liabilities	$4,938	$4,766

      State net operating loss carryforwards (“NOLs”) were generated during the 1999 fiscal year, primarily related to the state income tax benefit from extraordinary losses incurred in connection with the early debt extinguishment (see Note 7). The NOLs expire at various times beginning in fiscal 2002 through 2019.

11. Commitments and Contingencies

Purchase Commitments

      The Company purchases the majority of its inventory through purchase order commitments which are denominated in U.S. dollars. The Company purchased approximately 29%, 24%, and 20% of its inventory from one vendor for the fiscal years ended January 27, 2001, January 29, 2000 and January 30, 1999, respectively. At January 27, 2001 and January 29, 2000, the Company had outstanding inventory purchase commitments of approximately $15.3 million and $13.4 million, respectively.

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

11. Commitments and Contingencies (continued)

Lease Commitments

      The Company leases substantially all of its vehicles and certain other equipment and facilities. These leases are subject to renewal options for varying periods. Future minimum payments, by year and in the aggregate, under capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following:

	Capital Leases	Operating Leases

2002	$349	$3,045
2003	246	2,261
2004	170	1,399
2005	59	724
2006	69	486
Thereafter	—	112

Total minimum lease payments	893	$8,027

Less amounts representing interest	166

Present value of future minimum lease payments	727
Less current maturities of capital lease obligations	277

Capital lease obligations	$450

      Operating lease expense under such arrangements was approximately $3.5 million, $3.5 million and $4.0 million, for the fiscal years ended January 27, 2001, January 29, 2000 and January 30, 1999, respectively. Amortization of assets recorded under capital leases is included with depreciation expense in the Company’s results of operations.

11. Commitments and Contingencies (continued)

Lease Commitments (continued)

      At January 27, 2001 and January 29, 2000, property and equipment include capitalized vehicle leases of approximately $2.3 million and $1.8 million, respectively, and accumulated amortization of approximately $1.4 million and $1.1 million, respectively.

Litigation

      The Company is involved from time to time in lawsuits that arise in the normal course of business. The Company actively and vigorously defends all lawsuits. Management believes that there are no lawsuits that will have a material effect on the Company’s financial position, results of operations or liquidity.

12. Redeemable Preferred Stock and Stock Purchase Warrants

      On December 29, 2000, in connection with the October 2000 Transaction as described in Note 7, Holdings authorized 2,500 shares of Series C non voting, cumulative, redeemable preferred stock with a par value of $0.01 per share (the “Holdings Series C Preferred Stock”). Holdings issued 1,000 shares of Holdings Series C Preferred Stock to Fenway II during fiscal 2001 for approximately $4.8 million, with a liquidation preference of $4,761 per share plus an additional amount of approximately $2.3 million divided by the total number of outstanding and accrued shares of Holdings Series C Preferred Stock as of the event of liquidation. A sale of all or substantially all of Holdings’ assets, merger or other change of control constitutes a liquidation. Dividends are cumulative at an annual rate of $985.42 per share and are payable in-kind, semi annually in arrears on April 13 and October 13, beginning April 13, 2001. The Holdings Series C Preferred Stock ranks junior to outstanding Holdings Series A Preferred Stock, if any, pari passu, with Holdings Series B Preferred Stock and senior to Holdings’ common stock in dividends and liquidation. The Holdings Series C Preferred Stock is redeemable upon a change of control or a public offering, as defined in the indenture governing the Senior Subordinated Notes. The redemption price will be equal to the amount that would be paid to the Holdings Series C Preferred Stock under a liquidation. The difference between the carrying value and redemption amount is being accreted as a charge to retained earnings using the interest method. Holdings Series C Preferred Stock is reflected in the financial statements of the Company because the Company is a wholly-owned subsidiary of Holdings and the proceeds of the Series C Preferred Stock were used to retire a portion of the Company’s Senior Subordinated Notes.

      On December 29, 1999, in connection with the September 1999 Transaction and the July 1999 Transaction as described in Note 7, Holdings authorized 2,500 shares of Series B non voting, cumulative, redeemable preferred stock with a par value of $0.01 per share (the “Holdings Series B Preferred Stock”). Holdings issued 1,000 shares of Holdings Series B Preferred Stock to Fenway during fiscal year 2000 for approximately $4.9 million, with a liquidation preference of $4,938 per share plus an additional amount of approximately $2.0 million divided by the total number of outstanding and accrued shares of Holdings Series B Preferred Stock as of the event of liquidation. A sale of all or substantially all of Holdings’ assets, merger or other change of control constitutes a liquidation. Dividends are cumulative at an annual rate of $953.97 per share and are payable in-kind, semi annually in arrears on February 21 and August 21, beginning February 21, 2000. The Holdings Series B Preferred Stock ranks junior to outstanding Holdings Series A Preferred Stock, if any, and is senior to Holdings’ common stock in dividends and liquidation. The Holdings Series B Preferred Stock is redeemable upon a change of control or a public offering, as defined in the indenture governing the Senior Subordinated Notes. The redemption price will be equal to the amount that would be paid to the Holdings Series B Preferred Stock under a liquidation. The difference between the carrying value and redemption amount is being accreted as a charge to retained earnings using the interest method. Holdings Series B Preferred Stock is reflected in the financial statements of the Company because the Company is a wholly-owned subsidiary of Holdings and the proceeds of the Series B Preferred Stock were used to retire a portion of the Company’s Senior Subordinated Notes.

      In February 1997, Holdings issued to New York Life Insurance Company and American Home Assurance Company (the “Outside Investors”) common stock purchase warrants (“Warrants”) to acquire 6,962 shares of Holdings common stock for an aggregate consideration of $0.1 million. The Warrants can be exercised at any time through February 26, 2007 for an exercise price of approximately $186 per share. No Warrants have been exercised as of January 27, 2001.

13. Stock Options

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

      Nonqualified Series A Options of 11,528 were granted to certain officers of the Company in connection with the Fenway Acquisition effective February 26, 1997 in exchange for options to acquire shares of the Predecessor to Holdings. The exercise price of Series A Options is approximately $36 per share and represents the difference between the fair market value of Holdings’ common stock at the date of grant and the total fair value of the exchanged options which was recognized as a capital contribution to Holdings of approximately $3.8 million, or approximately $328 per share. The total fair value of the exchanged options was recognized as a capital contribution to Holdings because the exchanged options represented a portion of the purchase price of Holdings. The basis used to determine the fair market value of Holdings common stock was the purchase price paid by Fenway as of the date of the Fenway Acquisition, which was the date of grant of the Series A Options. During the year ended January 29, 2000, 367 Series A Options were exercised. No Series A Options were exercised during the years ended January 27, 2001 or January 30, 1999. The 11,161 remaining Series A Options are fully vested and exercisable as of January 27, 2001.

      Nonqualified Series B Options of 8,567 were granted in August 1997 in connection with the Fenway Acquisition to certain officers of the Company. Approximately 65% of the options (“Series B Basic”) become exercisable, subject to the achievement of certain target earnings by Holdings and continued employment of the optionholders, at the rate of 20% per year commencing with the Company’s fiscal year ended January 31, 1998. Holdings is deemed to have achieved the target earnings in a given fiscal year if Holdings’ net income before interest, taxes, depreciation, amortization, extraordinary or unusual gains or losses, management fees payable to Fenway Partners, Inc., an affiliate of Fenway, directors fees and expenses payable to Fenway representatives and fees and expenses associated with acquisitions equals or exceeds the target amount set by the Board of Directors for such fiscal year. The remaining 35% of Series B Options (“Series B Extra”) vest upon a change of control of the Company and the attainment of certain internal rate of return objectives by Holdings’ stockholders as defined in the Option Plan. The exercise price of Series B Options granted in August 1997 was approximately $364 per share at the time such Series

B Options were granted. On April 24, 1998, in connection with the April 1998 Transactions, the exercise price of Series B Options that were not vested as of April 24, 1998 was reduced. The exercise price of (i) Series B Options of 7,465 that were not vested (as such term is defined in the Option Plan) as of April 24, 1998 is approximately $186 per share and (ii) Series B Options of 1,102 that were vested (as such term is defined in the Option Plan) as of April 24, 1998 is approximately $364 per share. Upon the vesting of the Series B Options, as defined in the Option Plan, Holdings will recognize compensation expense related to the Series B Options based upon the difference, if any, between the estimated fair value of Holdings common stock at the time such options vest and the exercise prices of $186 or $364, respectively. During the years ended January 27, 2001, January 29, 2000 and January 30, 1999, no Series B Basic options that vest subject to the achievement of target earnings became exercisable.

      During the year ended January 27, 2001, 250 Series B Basic options were granted and become exercisable on a pro rata basis over the years ended 2001, 2002 and 2003. Eighty-three of these Series B Basic options became vested during the year ended January 27, 2001 at an exercise price of approximately $186 per share. In addition, 598 Series B Basic options were forfeited due to the failure to meet certain target earnings.

      During the year ended January 29, 2000, 452 non-vested Series B Basic options became vested and exercisable at an exercise price of approximately $186 per share. An additional 452 non vested Series B Basic options were reclassified from options which vest over time, subject to the achievement of certain target earnings, to options which vest upon a change of control of Iron Age and the attainment of certain internal rate of return objectives by Holdings’ stockholders.

      During the year ended January 30, 1999, 1,145 non vested Series B Basic options were reclassified from options which vest over time, subject to the achievement of certain target earnings, to options which vest upon a change of control of Iron Age and the attainment of certain internal rate of return objectives by Holdings’ stockholders. No Series B Options became exercisable during the year ended January 30, 1999.

      The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. For the fiscal years ended January 27, 2001, January 29, 2000 and January 30, 1999, no compensation cost has been recognized in the Company’s financial statements.

      Had compensation cost for the Company’s stock option plan been determined based on the fair value of such awards at the grant date, consistent with Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, the Company’s total net income would have been as follows:

	Year ended

	January 27, 2001	January 29, 2000	January 30, 1999

	(In Thousands)
Net income (loss):
As reported	$2,458	$2,052	$(5,605)
Pro forma	2,437	2,039	(5,683)

      The fair values of options granted were estimated at the date of the grant using the minimum value option-pricing model based on the following assumptions:

	Year ended

	January 27, 2001	January 29, 2000	January 30, 1999

Risk-free interest rate	6.0	6.0	6.0
Dividend yield	0.0	0.0	0.0
Expected life	5 years	5 years	3 years
Volatility	Not applicable	Not applicable	Not applicable

A summary of the status of the shares under the Company’s stock option plan is as follows:

	Year ended

	January 27, 2001	January 29, 2000	January 30, 1999

Outstanding, beginning of year	18,515	20,095	20,095
Exercised	—	(367)	—
Granted	500	1,145	100
Forfeited	(881)	(2,358)	(100)

Outstanding, end of year	18,134	18,515	20,095

Options exercisable at end of year	12,596	12,590	12,610

13. Stock Options (continued)

      Additional information regarding stock options granted in connection with the 1997 stock option plan is outlined below:

	Year ended

	January 27, 2001			January 29, 2000			January 30, 1999

		Series	Series		Series	Series		Series	Series
	Series	B	B	Series	B	B	Series	B	B
	A	Basic	Extra	A	Basic	Extra	A	Basic	Extra

Weighted average fair value of options at grant date	—	52	—	—	52	—	5	51	26

Weighted average exercise price of all outstanding options	36	223	186	36	220	186	36	228	186

Weighted average exercise price of options exercisable	36	303	—	36	307	—	36	364	—

Weighted average exercise price of options granted during the year	—	186	—	—	186	—	—	186	—

Weighted average exercise price of options exercised during the year	—	—	—	36	—	—	—	186	—

Weighted average exercise price of options expired and forfeited during the year	—	192	—	—	194	—	—	186	—

Weighted average remaining contractual life of options outstanding	6.1	7.0	6.1	7.1	7.6	7.1	8.1	8.1	8.1

Options outstanding at end of year	11,161	4,469	2,504	11,161	4,850	2,504	11,528	5,508	3,059

Options exercisable at end of year	11,161	1,435	—	11,161	1,429	—	11,528	1,082	—

14. Related Party Transactions

      Fenway Partners, Inc., an affiliate of Fenway (“Fenway Partners”), provides management services to Holdings and the Company pursuant to an amended and restated management agreement (the “Management Agreement”) among Holdings, the Company and Fenway Partners. Pursuant to the Management Agreement, Fenway Partners provides Holdings and the Company with general management, advisory and consulting services with respect to the Company’s business and with respect to such other matters as the Company may reasonably request from time to time, including, without limitation, strategic planning, financial planning, business acquisition and general business development services. The Company paid management fees of approximately $0.3 million, $0.3 million and $0.3 million, in the fiscal years ended January 27, 2001, January 29, 2000 and January 30, 1999, respectively, for management and other advisory services. In addition, the Company has reimbursed Fenway Partners for certain related expenses incurred in connection with rendering such services in an amount equal to approximately $0.1 million for the year ended January 27, 2001 and approximately $0.1 million for the year ended January 29, 2000.

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

      On February 7, 2000, Fenway purchased Discount Notes with a face value of approximately $10.0 million for approximately $1.9 million. The purchase resulted in an income tax liability to Holdings of approximately $1.3 million. In May 2000, Fenway funded the income tax liability through a capital contribution.

      In connection with the April 1998 Transactions, members of management of Iron Age holding vested options received aggregate payments of approximately $2.2 million which reflects the decrease in the equity value of the Company as a result of the cash distributed to the stockholders of Holdings in the April 1998 Transactions.

      In connection with the Fenway Acquisition and the Knapp Acquisition, the Company paid approximately $2.1 million and $0.2 million, respectively, to Fenway Partners for financial advisory fees.

SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS
IRON AGE CORPORATION

January 27, 2001

COL. A	COL. B	COL. C		COL. D		COL. E

		Additions

			Charged to
	Balance at	Charged to	Other
	Beginning of	Costs and	Accounts-	Deductions-		Balance at End
Descriptions	Period	Expenses	Describe	Describe		Of Period

Year ended January 27, 2001:
Deducted from assets accounts:
Allowance for doubtful accounts	$444,000	$565,000	—	397,000	(2)	$612,000
Year ended January 29, 2000:
Deducted from assets accounts:
Allowance for doubtful accounts	$275,000	$274,000	—	$105,000	(2)	$444,000
Year ended January 30, 1999:
Deducted from assets accounts:
Allowance for doubtful accounts	$382,000	$151,000	—	$258,000	(1)	$275,000

(1)	Uncollectible accounts written off, net of recoveries and adjustments related to the Dunham Sale.

(2)	Uncollectible accounts written off, net of recoveries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Part III

Item 10. Directors and Executive Officers of the Registrant.

      The following table sets forth certain information regarding the Company’s directors and executive officers, including their respective ages, as of April 26, 2001.

Name	Age	Position

William J. Mills	41	Chief Executive Officer, President and Director

Donald R. Jensen	63	Chairman and Director

Keith A. McDonough	42	Executive Vice President, Chief Financial Officer and Chief Operating Officer

Nicholas C. Bayley	38	President and Chief Executive Officer - Falcon Shoes Mfg. Co.

Joseph J. Sebes	41	Executive Vice President/ Sales

Peter Lamm	49	Director

Andrea Geisser	58	Director

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

      Keith A. McDonough is Executive Vice President, Chief Financial Officer and Chief Operating Officer of the Company. Mr. McDonough joined the Company in 1981. He was appointed Chief Operating Officer of the Company in February 2001, has been the Executive Vice President of the Company since 1997 and has been the Company’s Chief Financial Officer since 1990. Mr. McDonough is responsible for all financial matters, including Accounting, Treasury, Taxes and Investor Relations. Mr. McDonough also has direct oversight of Information Technology, Human Resources, Operations, Merchandising and Marketing.

      Nicholas C. Bayley is President and Chief Executive Officer of Falcon. Prior to February 2000, he was the Vice President and Chief Financial Officer of Falcon. From May 1996 to July 1997, he was Vice President and Chief Financial Officer of Knapp Shoes. Prior to that time, he held various positions in public accounting. Mr. Bayley currently serves as a director of BB Realty Co., LLC.

      Joseph J. Sebes became Executive Vice President/Sales of Iron Age in July 2000. From February 1999 to July 2000, he was Executive Vice President/Corporate Accounts of Iron Age. From 1997 to 1999, he served as Vice President/National Sales. From 1992 to 1997, he was Regional Vice President of Sales. Mr. Sebes joined the Company in 1990 as the District Sales Manager in North Carolina and South Carolina. Prior to that time, he held various sales and management positions in the food and beverage industry with Hilton Hotels Corporation and Kraft Foods.

      Peter Lamm became a director of the Company in 1997. Mr. Lamm is Chairman and Chief Executive Officer of Fenway Partners, a New York-based direct investment firm for institutional investors with a primary objective of acquiring leading middle-market companies. From February 1982 to April 1994, Mr. Lamm was a member of Butler Capital Corporation, a private investment firm, most recently as Senior Direct Investment Officer and Managing Director. Mr. Lamm currently serves as a director of Aurora Foods, Inc., Simmons Company, Delimex, Quality Stores, Inc. and Blue Capital.

      Andrea Geisser became a director of the Company in 1997. Mr. Geisser has been a Managing Director of Fenway Partners since its formation in 1994. From February 1989 to June 1994, Mr. Geisser was a Managing Director of Butler Capital Corporation. From 1986 to 1989, Mr. Geisser served as a Managing Director of Onex Investment Corporation, the largest Canadian leveraged buyout company. Mr. Geisser currently serves as a director of Aurora Foods, Inc., Decorative Concepts and Valley Dynamo, LLP.

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

Item 11. Executive Compensation.

      The following table sets forth information concerning the compensation earned in fiscal 1999, 2000 and 2001 by Mr. Jensen, the Company’s Chairman, Mr. Mills, the Company’s Chief Executive Officer since February 1, 1999, and each of the three other most highly compensated executive officers of the Company (collectively, the “Named Executive Officers”). The current compensation arrangements, if any, for these officers are described in “Employment Agreements”.

Summary Compensation Table

					Long Term	All Other
		Annual Compensation			Compensation($)	Compensation($)

					Number of
					Securities
					Underlying
Name and Position	Year (1)	Salary ($)	Bonus($)		Options(2)

William J. Mills	1999	172,780	431,394	(3)	—	11,085	(4)
President and Chief Executive Officer	2000	200,793	—		138	20,507	(5)
	2001	217,253	51,600		—	13,237	(6)

Donald R. Jensen	1999	397,961	1,488,774	(7)	—	23,307	(8)
Chairman	2000	240,248	—		—	26,571	(9)
	2001	248,020	68,800		—	9,190	(10)

Keith A. McDonough	1999	122,777	416,495	(11)	—	10,437	(12)
Executive Vice President,	2000	124,011	—		118	20,833	(13)
Chief Financial Officer and Chief Operating Officer	2001	140,628	34,400		—	11,032	(14)

Nicholas C. Bayley (15)	1999	91,248	16,757		—	4,145	(16)
President and Chief Executive Officer,	2000	94,372	7,280		—	6,079	(17)
Falcon Shoe Mfg. Co.	2001	115,350	7,982		—	5,286	(18)

Joseph J. Sebes	1999	85,943	—		—	5,329	(19)
Executive Vice President/Sales	2000	106,282	8,000		80	7,668	(20)
	2001	112,453	19,264		—	6,475	(21)

(1)	1999: Fiscal year ended January 30, 1999. 2000: Fiscal year ended January 29, 2000. 2001: Fiscal year ended January 27, 2001.

(2)	Options to acquire common stock of Holdings.

(3)	Includes $367,881 bonus paid by Iron Age in connection with the April 1998 Transactions.

(4)	Includes Iron Age allocations of $8,000 under defined contribution plan for the Plan Year ended December 31, 1998 and group life insurance premiums of $330 paid by Iron Age during the Plan Year ended December 31, 1998.

(5)	Includes Iron Age allocations of $15,609 under defined contribution plan for the Plan Year ended December 31, 1999 and group life insurance premiums of $300 paid by Iron Age during the Plan Year ended December 31, 1999.

(6)	Includes Iron Age allocations of $7,210 under defined contribution plan for the Plan Year ended December 31, 2000 and group life insurance premiums of $300 paid by Iron Age during the Plan year ended December 31, 2000.

(7)	Includes $1,202,966 bonus paid by Iron Age in connection with the April 1998 Transactions.

(8)	Includes Iron Age allocations of $8,000 under defined contribution plan for the Plan Year ended December 31,

1998 and group term life insurance premiums of $3,510 paid by Iron Age during the Plan Year ended December 31, 1998.

(9)	Includes Iron Age allocations of $15,311 under defined contribution plan for the Plan Year ended December 31, 1999 and group life insurance premiums of $1,980 paid by Iron Age during the Plan Year ended December 31, 1999.

(10)	Includes Iron Age allocations of $7,210 under defined contribution plan for the Plan Year ended December 31, 2000 and group life insurance premiums of $1,980 paid by Iron Age during the Plan year ended December 31, 2000.

(11)	Includes $365,685 bonus paid by Iron Age in connection with the April 1998 Transactions.

(12)	Includes Iron Age allocations of $8,000 under defined contribution plan for the Plan Year ended December 31, 1998 and group term life insurance premiums of $386 paid by Iron Age during the Plan Year ended December 31, 1998.

(13)	Includes Iron Age allocations of $16,496 under defined contribution plan for the Plan Year ended December 31, 1999 and group life insurance premiums of $300 paid by Iron Age during the Plan Year ended December 31, 1999.

(14)	Includes Iron Age allocations of $7,210 under defined contribution plan for the Plan Year ended December 31, 2000 and group life insurance premiums of $275 paid by Iron Age during the Plan year ended December 31, 2000.

(15)	Mr. Bayley became President and Chief Executive Officer of Falcon on February 1, 2000.

(16)	Represents Falcon allocation under defined contribution plan for the Plan Year ended December 31, 1998.

(17)	Represents Falcon allocation of $6,079 under defined contribution plan for the Plan Year ended December 31, 1999.

(18)	Represents Falcon allocation of $5,286 under defined contribution plan for the Plan Year ended December 31, 2000.

(19)	Includes Iron Age allocations of $4,301 under defined contribution plan for the Plan Year ended December 31, 1998 and group life insurance premiums of $224 paid by Iron Age during the Plan Year ended December 31, 1998.

(20)	Includes Iron Age allocations of $5,632 under defined contribution plan for the Plan Year ended December 31, 1999 and group life insurance premiums of $310 paid by Iron Age during the Plan Year ended December 31, 1999.

(21)	Includes Iron Age allocations of $5,577 under defined contribution plan for the Plan Year ended December 31, 2000 and group life insurance premiums of $222 paid by Iron Age during the Plan Year ended December 31, 2000.

Aggregated Fiscal Year-End Option Values

      The following table sets forth information concerning the value of unexercised stock options at the end of fiscal 2001 for the Named Executive Officers.

Aggregated Fiscal Year-End Option Values

	Number of Securities	Value of Unexercised
	Underlying Unexercised	In-the-Money Options
	Options at	at Fiscal Year
	Fiscal Year End(#)(1)	End($)(2)

	Exercisable/	Exercisable/
Name	Unexercisable	Unexercisable

William J. Mills
Series A	2,194.43/0	327,321/0
Series B —Basic B	248/493	0/0
Series B —Extra B	0/600	0/0
Donald R. Jensen
Series A	6,404.83/0	955,345/0
Series B —Basic B	340/400	0/0
Series B —Extra B	0/1,248.77	0/0
Keith A. McDonough
Series B —Extra B	2,194.42/0	327,321/0
Series B —Basic B	227/442	0/0
Series B —Extra B	0/600	0/0
Nicholas C. Bayley
Series B —Basic B	30/60	0/0
Joseph J. Sebes
Series A	367.05/0	54,749/0
Series B —Basic B	80/150	0/0
Series B —Extra B	0/55	0/0

(1)	Options to acquire common stock of Holdings.

(2)	Value based on assumed value at January 27, 2001 of $185.52 per share.

Compensation of Directors

      The Company pays no compensation to its independent directors and pays no additional remuneration to its employees or to executives of the Company for serving as directors except for certain options provided to Mr. McKitrick, a director of Holdings, under the Option Plan of Holdings and a $3,750 per meeting fee paid to Mr. McKitrick. In May 2000, Mr. McKitrick was granted 500 Series B Options at an exercise price of $185.52 per share. One half of these Series B Options vest ratably over three years and one half are subject to certain vesting restrictions based upon performance.

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

      Mr. Jensen is currently employed as Chairman of the Board of Directors of the Company pursuant to an agreement dated February 26, 1997. Under this agreement, Mr. Jensen is entitled to receive an annual salary of $250,000. In addition, Mr. Jensen is eligible for an annual bonus of up to $100,000 determined by the Company’s achievement of EBITDA targets. If Mr. Jensen is terminated other than for cause or resigns voluntarily for good reason, he is entitled to receive continued salary until December 31, 2001 and continued coverage under group health plans for himself and his spouse until his 65th birthday, or until his spouse’s 65th birthday if he dies prior to age 65. If Mr. Jensen’s employment is terminated by reason of his death and he is survived by his spouse, his surviving spouse is entitled to receive a continuation of his salary until the month of his 62nd birthday and continued coverage under group health plans until her 65th birthday. If Mr. Jensen’s employment is terminated by reason of his incapacity, Mr. Jensen is entitled to receive continued salary less amounts received by him under group disability plans and social security disability benefits until earlier of his death or his 65th birthday and continued coverage under group health plans for him and his spouse until his 65th birthday if he dies prior to age 65. Under this agreement, Mr. Jensen may also borrow from Iron Age on an interest-free basis up to $125,000 per calendar quarter beginning January 1, 2002. The maximum loan amount is equal to 100% of the fair market value of all of Mr. Jensen’s vested options as determined by Holdings’ Board of Directors. Each loan will be secured by a pledge of Mr. Jensen’s vested options of equivalent fair market value. All loans will become due and payable upon a public offering of Iron Age shares or the occurrence of certain other Liquidity Events as defined in the agreement.

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

Compensation Committee Interlocks and Insider Participation

      Compensation decisions regarding the Company’s executive officers are made by Holdings’ Compensation Committee. Messrs. Lamm, Geisser and Jensen were appointed to Holdings’ Compensation Committee by Holdings’ Board of Directors on September 15, 1998. Mr. Jensen is the Chairman of Holdings and the Company. Mr. Jensen’s compensation for fiscal 2001 was previously established by the terms of his employment agreement.

      Concurrent with the formation of Holdings’ Compensation Committee on September 19, 1998, the Holdings’ Audit Committee was formed. Membership as of January 27, 2001 consists of Messrs. Geisser, Jensen and LaFollette.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      All of the Company’s issued and outstanding capital stock is owned by Holdings. As of April 26, 2001, the outstanding capital stock of Holdings consisted of 99,991.94 shares of common stock, par value $0.01 per share, 1,000 shares of Holdings Series B Preferred Stock, par value $0.01 per share and 1,000 shares of Holdings Series C Preferred Stock, par value $0.01 per share.

      The following table sets forth certain information as of April 26, 2001 regarding the beneficial ownership of (i) each class of voting securities of Holdings by each person known to Holdings to own more than 5% of any class of outstanding voting securities of Holdings and (ii) the equity securities of Holdings by each director of the Company, each Named Executive Officer of the Company, and the directors and executive officers of the Company as a group. To the knowledge of the Company, each such stockholder has sole voting and investment power as to the shares owned unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.

	Shares Beneficially Owned(1)

	Common Stock		Series B Preferred Stock		Series C Preferred Stock

	Number of	Percentage of	Number of	Percentage of	Number of	Percentage of
Name and Address	Shares	Class	Shares	Class	Shares	Class

Principal Stockholders:

Fenway Entities(2)	88,431.57	88.44%	949.88	94.99%	1,000	100%

152 West 57th Street New York, New York 10019

New York Life Insurance Company(3)	11,187.21	10.69	—	—	—	—

51 Madison Avenue New York, NY 10010

American Home Assurance Company(4)	5,593.61	5.47	—	—	—	—

c/o AIG Global Investment Co.

200 Liberty Street New York, NY 10281

Directors and Executive Officers:

William J. Mills(5)	2,442.43	2.38	15.19	1.50	—	—

Donald R. Jensen(6)	6,744.83	6.32	—	—	—	—

Keith A. McDonough(7)	2,421.42	2.36	10.13	1.00	—	—

Nicholas C. Bayley(8)	30.00	*	1.62	*	—	—

Joseph J. Sebes(9)	447.05	*	—	—	—	—

Peter Lamm(10)	—	—	—	—	—	—

Andrea Geisser(10)	—	—	—	—	—	—

Charles M. LaFollette(10)(12)	—	—	—	—	—	—

James T. McKitrick(11)(12)	83.00	*	—	—	—	—

All directors and executive officers as a group, including the above named persons	12,168.73	10.85	26.94	2.62	—	—

*	Less than one percent.

(1)	As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of a security, or the sole shared power to dispose, or direct the disposition, of a security and includes options and warrants exercisable within 60 days.

(2)	Includes (a) 85,968.12 shares of common stock held by Fenway, (b) 2,463.45 shares of common stock held by its affiliated entities, FPIP, LLC and FPIP Trust, LLC, (c) 949.88 shares of Holdings Series B Preferred Stock held by Fenway and (d) 1,000 shares of Holdings Series C Preferred Stock held by Fenway II, an affiliate of Fenway.

(3)	Includes 4,641.66 shares of common stock subject to acquisition from Holdings at a purchase price of $185.52 per share pursuant to a warrant that expires on February 26, 2007.

(4)	Includes 2,320.83 shares of common stock subject to acquisition from Holdings at a purchase price of $185.52 per share pursuant to a warrant that expires on February 26, 2007.

(5)	Includes 2,194.43 shares of common stock that may be acquired upon the exercise of outstanding Series A Options at an exercise price of $36.36 per share, 165 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $363.60 per share and 83 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $185.52 per share pursuant to the Option Plan (as defined) of Holdings. See “Management Equity Arrangements.”

(6)	Includes 6,404.83 shares of common stock that may be acquired upon the exercise of outstanding Series A Options at an exercise price of $36.36 per share and 340 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $363.60 per share pursuant to the Option Plan of Holdings. See “Management Equity Arrangements.”

(7)	Includes 2,194.42 shares of common stock that may be acquired upon the exercise of outstanding Series A Options at an exercise price of $36.36 per share, 153 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $363.60 per share and 74 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $185.52 per share pursuant to the Option Plan of Holdings. See “Management Equity Arrangements.”

(8)	Includes 20 shares of common stock that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $363.60 per share and 10 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $185.52 per share pursuant to the Option Plan of Holdings. See “Management Equity Arrangements”.

(9)	Includes 367.05 shares of common stock that may be acquired upon the exercise of outstanding Series A Options at an exercise price of $36.36 per share, 55 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $363.60 per share and 25 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $185.52 per share pursuant to the Option Plan of Holdings. See “Management Equity Arrangements.”

(10)	Messrs. Lamm and Geisser are limited partners of Fenway Partners, L.P., the general partner of Fenway. Accordingly, Messrs. Lamm and Geisser may be deemed to beneficially own shares owned by Fenway. Messrs. Lamm, Geisser and LaFollette are members of Fenway Partners II, LLC, the general partner of Fenway II, and accordingly may be deemed to beneficially own shares owned by Fenway II. Messrs. Lamm, Geisser and LaFollette are members of FPIP, LLC and FPIP Trust, LLC and, accordingly, may be deemed to beneficially own shares owned by such funds. Messrs. Lamm, Geisser and LaFollette disclaim beneficial ownership of any such shares in which they do not have pecuniary interests. The business address of each of the foregoing is c/o Fenway Partners, Inc., 152 West 57th Street, New York, New York 10019.

(11)	Represents 83 shares of common stock that may be acquired upon exercise of outstanding Series B Options at an exercise price of $185.52 per share pursuant to the Option Plan of Holdings. See “Management Equity Arrangements.”

(12)	Mr. LaFollette and Mr. McKitrick are directors of Holdings.

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

      In connection with the April 1998 Transactions, members of management of the Company holding vested options received aggregate payments of approximately $2.2 million which reflects the decrease in the equity value of the Company as a result of the cash distribution to the stockholders of Holdings in the April 1998 Transactions.

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

Management Agreement

      Holdings and the Company are party to the amended and restated management agreement (the “Management Agreement”) with Fenway Partners, Inc., an affiliate of Fenway (“Fenway Partners”) pursuant to which Fenway Partners agreed to provide management and advisory services to Holdings and the Company. In exchange for such services, Holdings and the Company agreed to pay Fenway Partners (i) annual management fees equal to $250,000 for fiscal 1999 and fiscal 1998, $275,000 for fiscal 2000, $300,000 for fiscal 2001 and, for each subsequent fiscal year, 0.25% of the net sales for the immediately preceding fiscal year which annual management fees shall be increased by an amount to be negotiated in good faith in the event of an acquisition of a business with an enterprise value in excess of $50.0 million, (ii) fees in connection with the negotiation and consummation by Fenway Partners of senior financing for any acquisition transactions, which fees shall not exceed the greater of $1.0 million or 1.5% of the aggregate transaction value and (iii) certain fees and expenses, including legal and accounting fees and any out-of-pocket expenses incurred by Fenway Partners in connection with providing services to Holdings and the Company. Holdings and the Company also agreed to indemnify Fenway Partners under certain circumstances. In addition, pursuant to the Management Agreement, Fenway Partners received approximately $2.1 million in connection with the structuring of the Fenway Acquisition and the related senior secured financing. The Company believes that the fees payable pursuant to the Management Agreement are comparable to fees payable to unaffiliated third parties for similar services.

Related Party Transactions

      On August 29, 2000, Fenway II purchased Discount Notes with a face value of approximately $7.3 million for approximately $1.4 million. The purchase resulted in an income tax liability to Holdings of approximately $0.9 million. In October 2000, Fenway II funded the income tax liability through a capital contribution.

      On February 7, 2000, Fenway purchased Discount Notes with a face value of approximately $10.0 million for approximately $1.9 million. The purchase resulted in an income tax liability to Holdings of approximately $1.3 million. In May 2000, Fenway funded the income tax liability through a capital contribution.

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

(a)(3) Exhibit Index

3.1(1)	Iron Age Certificate of Incorporation, as amended.

3.2(1)	Iron Age By-laws.

4.1(1)	Indenture dated as of April 24, 1998.

10.1(1)	Credit Agreement dated as of April 24, 1998.

10.2(1)	Security Agreement dated April 24, 1998.

10.3(1)	Intellectual Property Security Agreement dated April 24, 1998.

10.4(1)	Canadian Security Agreement dated April 24, 1998.

10.5(1)	Mortgage, Assignment of Leases and Rents, Fixture Filing, Security Agreement and Financing Statement dated February 26, 1997, as amended April 24, 1998.

10.6(1)	Intercompany Subordination agreement dated April 24, 1998.

10.7(1)	Subsidiary Guaranty dated April 24, 1998.

10.8(1)	Iron Age Trademark License Agreement with W.L Gore & Associates, Inc. dated August 15, 1994.

10.9(1)	Falcon Trademark License Agreement with W.L. Gore & Associates, Inc. dated July 25, 1994.

10.10(1)	Falcon Manufacturing Certification Agreement with W.L Gore & Associates, Inc. dated July 25, 1994.

10.11(1)	General Services Administration Contract effective July 26, 1994, as modified May 24, 1995.

10.12(1)	Amended and Restated Management Agreement dated as of February 26, 1997.

10.13(1)	Stockholders Agreement dated as of February 26, 1997.

10.14(1)	Amendment No. 1 to Stockholders Agreement dated as of March 25, 1997.

10.15(1)	American Home Assurance Company Joinder to the Stockholders Agreement dated as of March 25, 1997.

10.16(1)	Banque Nationale de Paris Joinder to the Stockholders Agreement dated as of March 25, 1997.

10.17(1)	Stock Option Plan dated February 26, 1997.

10.18(1)	Securities Purchase Agreement dated February 26, 1997.

10.19(1)	Stock Purchase Agreement dated as of December 26, 1996.

10.20(1)	Amendment No. 1 to the Stock Purchase Agreement dated as of February 26, 1997.

10.21(1)	Pittsburgh, Pennsylvania Lease Agreement dated March 1, 1993, as amended June 2, 1994, as amended June 12, 1996, as amended December 10, 1997.

10.22(1)	Jerusalem, New York Lease Agreement dated December 9, 1992, as amended January 1, 1994, as amended April 1997.

10.23(1)	Jerusalem, New York Lease Agreement dated June 20, 1997, as amended January 9, 1998.

10.24(1)	Lewiston, Maine Lease Agreement dated January 14, 1994.

10.25(1)	Lewiston, Maine Lease Agreement dated November 30, 1990, as amended June 8, 1994.

10.26(1)	Ontario, Canada Lease Agreement dated June 11, 1991, as amended November 23, 1995.

10.27(1)	Jensen Employment Agreement dated February 26, 1997.

10.28(1)	Mills Employment Agreement dated November 20, 1995.

10.29(1)	McDonough Employment Agreement dated November 20, 1995.

10.30(1)	Johanson Employment Agreement date August 1, 1994.

10.31(1)	Johanson Non-Competition Agreement dated August 1, 1994.

10.32(2)	Taaffe Severance Agreement dated January 13, 1999.

10.33(2)	Taaffe Agreement and General Release dated January 13, 1999.

10.34(2)	Letter Waiver to Banque Nationale de Paris Credit Agreement dated August 28, 1998.

10.35(2)	Amendment No. 2 and Waiver to Banque Nationale de Paris Credit Agreement dated February 26, 1999.

10.36(2)	Election to reduce Acquisition Commitment of Banque Nationale de Paris Credit Agreement dated March 5, 1999

10.37(3)	Amendment No. 3 to Banque Nationale de Paris Credit Agreement dated June 23, 1999.

10.38(4)	Amendment No. 4 to Banque Nationale de Paris Credit Agreement dated March 17, 2000.

10.39(4)	Amendment No. 1 to Stock Option Plan dated April 8, 1999.

10.40(4)	Amendment No. 2 to Stock Option Plan dated January 29, 2000.

10.41(4)	Johanson Consulting Agreement dated February 1, 2000.

10.42(4)	Certificate of Designation, Preferences and Rights of the Series B Preferred Stock of Iron Age Holdings Corporation dated December 29, 1999.

10.43(5)	Amendment No. 5 to Banque Nationale de Paris Credit Agreement dated September 15, 2000.

10.44	Certificate of Designation, Preferences and Rights of the Series C Preferred Stock of Iron Age Holdings Corporation dated December 29, 2000.

10.45	Amendment No. 6 to Banque Nationale de Paris Credit Agreement dated April 24, 2001.

21.1(1)	Subsidiaries of Holdings.

(1)	Incorporated by reference to the similarly numbered exhibit in the Company’s Registration Statement on Form S-4, No. 333-57009, filed June 17, 1998.

(2)	Incorporated by reference to the similarly numbered exhibit in the Company’s Annual Report on Form 10-K, filed April 30, 1999.

(3)	Incorporated by reference to the similarly numbered exhibit in the Company’s Quarterly Report on Form 10-Q, filed September 14, 1999.

(4)	Incorporated by reference to the similarly numbered exhibit in the Company’s Annual Report on Form 10K, filed April 18, 2000.

(5)	Incorporated by reference to the similarly numbered exhibit in the Company’s Quarterly Report on Form 10Q, filed December 11, 2000.

(b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended January 27, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 26, 2001	Iron Age Corporation By: /S/ KEITH A. MCDONOUGH Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/WILLIAM J. MILLS William J. Mills	Chief Executive Officer, President and Director (principal executive officer)	April 26, 2001

/S/DONALD R. JENSEN Donald R. Jensen	Chairman and Director	April 26, 2001

/S/KEITH A. MCDONOUGH Keith A. McDonough	Executive Vice President, Chief Financial Officer, Chief Operating Officer (principal financial and accounting officer)	April 26, 2001

/S/JOSEPH J. SEBES Joseph J. Sebes	Executive Vice President/Sales	April 26, 2001

/S/PETER LAMM Peter Lamm	Director	April 26, 2001

/S/ANDREA GEISSER Andrea Geisser	Director	April 26, 2001