Form 10-Q
period 2001-04-28
IRON AGE CORP
filed 2001-06-12
CIK 1061792

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 28, 2001
OR

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

Condensed Consolidated Balance Sheets as of April 28, 2001 and January 27, 2001

Condensed Consolidated Statements of Income for the three months ended April 28, 2001 and April 29, 2000

Condensed Consolidated Statements of Cash Flows for the three months ended April 28, 2001 and April 29, 2000

Notes to Condensed Consolidated Financial Statements

Iron Age Corporation

Condensed Consolidated Balance Sheets

	April 28	January 27
	2001	2001

	(unaudited)

	(Dollars in Thousands)

Assets

Current assets:

Cash and cash equivalents	$58	$82

Accounts receivable, net	17,211	16,960

Inventories (Note 2)	34,516	33,452

Prepaid expenses	1,895	2,386

Deferred income taxes	837	839

Total current assets	54,517	53,719

Other noncurrent assets	4,036	3,656

Property and equipment, net	10,567	10,210

Intangible assets, net	97,761	98,662

Total assets	$166,881	$166,247

Liabilities and stockholder’s equity

Current liabilities:

Current maturities of long-term debt	$6,751	$5,194

Accounts payable	2,808	3,027

Accrued expenses	6,333	6,555

Total current liabilities	15,892	14,776

Long-term debt, less current maturities	92,376	93,272

Other noncurrent liabilities	368	380

Deferred income taxes	5,755	5,777

Total liabilities	114,391	114,205

Commitments and contingencies	—	—

Series B redeemable preferred stock (Note 4)	6,944	6,647
Series C redeemable preferred stock (Note 4)	5,475	5,152

Stockholder’s equity:

Common stock, $1 par value; 1,000 shares authorized, issued and outstanding	1	1

Additional paid-in capital	44,466	44,466

Accumulated deficit	(4,128)	(4,003)

Accumulated other comprehensive loss	(268)	(221)

Total stockholder’s equity	40,071	40,243

Total liabilities and stockholder’s equity	$166,881	$166,247

See accompanying notes.

Iron Age Corporation

Condensed Consolidated Statements of Income (Unaudited)

	Three months ended

	April 28	April 29
	2001	2000

	(Dollars in Thousands)

Net sales	$30,011	$32,125

Cost of sales	14,381	15,640

Gross profit	15,630	16,485

Selling, general and administrative	10,896	10,947

Depreciation	422	401

Amortization of intangible assets	1,045	970

Operating income	3,267	4,167

Interest expense	2,124	2,888

Income before income taxes	1,143	1,279

Income tax expense	649	790

Net income	$494	$489

See accompanying notes.

Iron Age Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended	Three months ended
	April 28	April 29
	2001	2000

	(Dollars in Thousands)

Operating activities

Net income	$494	$489

Adjustments to reconcile net income to net cash provided by operating activities:

Change in fair market value of interest rate swap agreement	(337)	—

Depreciation and amortization	1,585	1,495

Amortization of deferred financing fees included in interest	135	147

Provision for losses on accounts receivable	70	32

Deferred income taxes	(20)	(38)

Changes in operating assets and liabilities:

Accounts receivable	(321)	(817)

Inventories	(1,064)	1,688

Prepaid expenses	491	579

Other noncurrent assets	29	35

Accounts payable	(219)	(464)

Accrued expenses	(222)	171

Payment of other noncurrent liabilities	(12)	—

Net cash provided by operating activities	609	3,317

Investing activities

Capitalization of internal use software costs	(115)	(260)

Purchases of property and equipment	(897)	(291)

Net cash used in investing activities	(1,012)	(551)

Financing activities

Borrowing under revolving credit agreement	3,550	—

Principal payment on debt	(2,950)	(2,700)

Payment of financing costs	(127)	(4)

Principal payments on capital leases	(47)	(58)

Net cash provided by (used in) financing activities	426	(2,762)

Effect of exchange rate changes on cash and cash equivalents	(47)	(55)

Decrease in cash and cash equivalents	(24)	(51)

Cash and cash equivalents at beginning of period	82	260

Cash and cash equivalents at end of period	$58	$209

Supplemental schedule of noncash investing and financing activities

Dividends and accretion on preferred stock	$619	$396

Transition adjustment related to the adoption of SFAS No. 133	113	—

See accompanying notes.

Iron Age Corporation

Notes to Condensed Consolidated
Financial Statements (Unaudited)

April 28, 2001

1.  Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 28, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended January 26, 2002. For further information, refer to Iron Age Corporation’s (“Iron Age” or the “Company”) consolidated financial statements and footnotes thereto for the fiscal year ended January 27, 2001.

2.  Inventory

      Inventories consist of the following:

	April 28	January 27
	2001	2001

Raw materials	$2,265	$2,116

Work-in-process	571	640

Finished goods	31,680	30,696

	$34,516	$33,452

3.  Derivative Financial Instrument

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

The Company has entered into an interest rate swap agreement to modify the interest characteristics of a portion of its outstanding long-term debt. The interest rate swap does not meet the criteria for a hedging transaction as defined in SFAS No. 133. The Company records the swap agreement on the balance sheet at fair value and gains and losses are recognized in earnings (interest expense) in each period. Upon adoption, the Company recorded an asset of approximately $0.1 million representing the fair market value of its interest rate swap agreement and an offsetting premium on its fixed rate debt. The debt premium is being amortized to earnings over the life of the debt using the interest method.

The interest rate swap asset was approximately $0.4 million as of April 28, 2001 and is included in other noncurrent assets. A gain of approximately $0.3 million was included in interest expense for the three months ended April 28, 2001.

4.  Redeemable Preferred Stock

On December 29, 2000, the Company’s sole stockholder, Iron Age Holdings Corporation (“Holdings”), authorized 2,500 shares of Series C non voting, cumulative, redeemable preferred stock with a par value of $0.01 per share (the “Holdings Series C Preferred Stock”). Holdings issued 1,000 shares of Holdings Series C Preferred Stock to Fenway Partners Capital Fund II, L.P. (“Fenway II”), an affiliate of Holdings’ majority stockholder Fenway Partners Capital Fund, L.P. (“Fenway”), during fiscal 2001 for approximately $4.8 million, with a liquidation preference of $4,761 per share plus an additional amount of approximately $2.3 million divided by the total number of outstanding and accrued shares of Holdings Series C Preferred Stock as of the event of liquidation. A sale of all or substantially all of Holdings’ assets, merger or other change of control constitutes a liquidation. Dividends are cumulative at an annual rate of $985.42 per share and are payable in-kind, semi annually in arrears on April 13 and October 13, beginning April 13, 2001. The Holdings Series C Preferred Stock ranks junior to outstanding Holdings Series A Preferred Stock, if any, pari passu, with Holdings Series B Preferred Stock and senior to Holdings’ common stock in dividends and liquidation. The Holdings Series C Preferred Stock is redeemable upon a change of control or a public offering, as defined in the indenture governing the Senior Subordinated Notes. The redemption price will be equal to the amount that would be paid to the Holdings Series C Preferred Stock under a liquidation. The difference between the carrying value and redemption amount is being accreted as a charge to retained earnings using the interest method. Holdings Series C Preferred Stock is reflected in the financial statements of the Company because the Company is a wholly-owned subsidiary of Holdings and the proceeds of the Series C Preferred Stock were used to retire a portion of the Company’s Senior Subordinated Notes.

On December 29, 1999, Holdings authorized 2,500 shares of Series B non voting, cumulative, redeemable preferred stock with a par value of $0.01 per share (the “Holdings Series B Preferred Stock”). Holdings issued 1,000 shares of Holdings Series B Preferred Stock to Holdings’ majority stockholder, Fenway, during fiscal 2000 for approximately $4.9 million, with a liquidation preference of $4,938 per share plus an additional amount of approximately $2.0 million divided by the total number of outstanding and accrued shares of Holdings Series B Preferred Stock as of the event of liquidation. A sale of all or substantially all of Holdings’ assets, merger or other change of control constitutes a liquidation. Dividends are cumulative at an annual rate of $953.97 per share and are payable in-kind, semi annually in arrears on February 21 and August 21, beginning February

21, 2000. The Holdings Series B Preferred Stock ranks junior to outstanding Holdings Series A Preferred Stock, if any, and is senior to Holdings’ common stock in dividends and liquidation. The Holdings Series B Preferred Stock is redeemable upon a change of control or a public offering, as defined in the indenture governing the Company’s 9 7/8% Senior Subordinated Notes due 2008 (the “Senior Subordinated Notes”). The redemption price will be equal to the amount that would be paid to the Holdings Series B Preferred Stock under a liquidation. The difference between the carrying value and redemption amount is being accreted as a charge to retained earnings using the interest method. Holdings Series B Preferred Stock is reflected in the financial statements of the Company because the Company is a wholly-owned subsidiary of Holdings and the proceeds of Holdings Series B Preferred Stock were used to retire a portion of the Company’s Senior Subordinated Notes.

5.  Comprehensive Income

	Three Months
	Ended

	April 28	April 29
	2001	2000

Net income	$494	$489

Foreign currency translation (losses) gains	(47)	(55)

Total comprehensive income	$447	$434

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussions should be read in conjunction with the accompanying Condensed Consolidated Financial Statements for the period ended April 28, 2001, and the Company’s audited consolidated financial statements and Annual Report on Form 10-K for the fiscal year ended January 27, 2001.

Related Party Transactions

On August 29, 2000, Fenway II purchased Holdings’ 12 1/8% Senior Discount Notes due 2009 (the “Discount Notes”) with a face value of approximately $7.3 million for approximately $1.4 million. The purchase resulted in an income tax liability to Holdings of approximately $0.9 million. In October 2000, Fenway II funded the income tax liability through a capital contribution.

On February 7, 2000, Fenway purchased Discount Notes with a face value of $10.0 million for $1.9 million. The purchase resulted in an income tax liability to Holdings of approximately $1.3 million. In May 2000, Fenway funded the income tax liability through a capital contribution.

October 2000 Transaction

On October 20, 2000, the Company purchased $16.4 million in principal amount of its Senior Subordinated Notes for $11.9 million (the “October 2000 Transaction”). The purchase was funded by $7.1 million of borrowings under the New Credit Facility and the issuance of $4.8 million of Holdings Series C Preferred Stock to Fenway II. The Company recorded an extraordinary gain of $2.3 million, net of unamortized deferred financing costs of $0.6 million, and income taxes of $1.7 million. Following the purchase, such principal amount of the Senior Subordinated Notes was retired.

Results of Operations

Three Months ended April 28, 2001 compared to Three Months ended April 29, 2000

Net Sales for the three months ended April 28, 2001 (“first quarter 2002”) were $30.0 million compared to $32.1 million for the comparable three month period ended April 29, 2000 (“first quarter 2001”), a decrease of $2.1 million, or 6.5%. The decrease in net sales was attributable to a decrease of $1.8 million, or 5.6% in the Company’s footwear distribution business line, primarily related to a decrease in the general economic environment, including plant closings and employee layoffs that affected the Company’s customers. In addition, net sales to non-affiliated customers in the Company’s manufacturing subsidiary decreased by $0.3 million, or 0.9%, for first quarter 2002 compared to first quarter 2001.

Gross Profit was $15.6 million for first quarter 2002 and $16.5 million for first quarter 2001, a decrease of $0.9 million, or 5.5%. The decrease in gross profit was related to decreased net sales as discussed above. As a percentage of net sales, gross profit for first quarter 2002 increased to 52.1%, an increase of 0.8% from first quarter 2001. Gross profit percentage increased in the Company’s primary footwear distribution business line by 1.6% for first quarter 2002. The increase in gross profit percentage was partially offset by a 7.5% decrease in gross profit percentage in the Company’s manufacturing subsidiary related to the decrease in net sales to non-affiliated customers in that subsidiary as discussed above.

Selling, General and Administrative Expenses for first quarter 2002 and first quarter 2001 were $10.9 million.

Operating Income for first quarter 2002 was $3.3 million, or 11.0% of net sales, compared to $4.2 million, or 13.1% of net sales, for first quarter 2001. The decrease was primarily attributable to the decrease in gross profit as discussed above.

Interest Expense for first quarter 2002 was $2.1 million compared to $2.9 million for first quarter 2001, a decrease of $0.8 million, or 27.6%. The decrease in interest expense primarily relates to the favorable change of $0.3 million in the fair market value of the Company’s interest rate swap agreement due to the decrease in interest rates in first quarter 2002. In addition, the decrease in interest expense was attributable to decreased indebtedness of the Company related to the repurchase of a portion of the Senior Subordinated Notes in the October 2000 Transaction, partially offset by increased indebtedness of the New Credit Facility.

Income Tax Expense for first quarter 2002 was an income tax expense of $0.6 million compared to an income tax expense of $0.8 million for first quarter 2001. Income tax expense for first quarter 2002 and income tax expense for first quarter 2001 differ from that of the statutory income tax rate due primarily to nondeductible goodwill amortization.

Liquidity and Capital Resources

The Company’s primary cash needs are working capital, capital expenditures and debt service. The Company anticipates that it may use cash in the future to finance acquisitions. The Company has financed cash requirements primarily through internally generated cash flow and funds borrowed under credit facilities.

Net cash provided by operating activities was $0.6 million for first quarter 2002, a decrease of $2.7 million as compared to net cash provided by operating activities of $3.3 million for first quarter 2001. The reduction in cash provided by operating activities in first quarter 2002 from first quarter 2001 is primarily the result of a smaller decrease in non-cash working capital than in the prior year.

The Company’s investing activities for first quarter 2002 consisted of capital expenditures of approximately $0.9 million for improvements in retail stores, shoemobiles and equipment and approximately $0.1 million for the acquisition of software for internal use. Capital expenditures of approximately $0.3 million for first quarter 2001 included capital expenditures related to improvements in footwear and vision retail stores, shoemobiles and equipment and approximately $0.3 million for the acquisition of software for internal use.

The Company provided approximately $0.4 million from financing activities for first quarter 2002, which primarily consisted of net working capital borrowings.

The Company’s total working capital as of April 28, 2001 was $38.6 million. At January 27, 2001, working capital was $38.9 million.

Cash flow from operations for first quarter 2002 was sufficient to cover debt service requirements under the New Credit Facility. The Company’s ability to make scheduled payments of principal, or to pay the interest or premium (if any) on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the New Credit Facility, will be adequate to meet the Company’s anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on its indebtedness for the next several years, including approximately $6.8 million that will become due within the next twelve month period. There can be no assurance that the Company’s business will generate sufficient cash flow from operations or that future borrowing will be available under the New Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Senior Subordinated Notes, or to make capital expenditures.

The Company’s debt consists of the Senior Subordinated Notes, the New Credit Facility and certain other debt. The New Credit Facility, as amended, consists of a $21.1 million acquisition term loan facility (the “Acquisition Credit Facility”) and $30.0 million in revolving credit loans, letters of credit and swing line loans (the “Revolving Credit Facility”). The Company’s other debt of $0.9 million consists primarily of capital leases and other notes. As of April 28, 2001, approximately $21.1 million of the Acquisition Credit Facility and approximately $12.1 million of the Revolving Credit Facility were outstanding. The Company has no additional borrowing availability under the Acquisition Credit Facility and approximately $17.9 million under the Revolving Credit Facility. The Acquisition Credit Facility matures in quarterly installments from July 2001 until final payment in April 2004. The Revolving Credit Facility will mature in April 2004 and has no scheduled interim principal payments.

The Senior Subordinated Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by each Domestic Restricted Subsidiary that is a Material Subsidiary (as such terms are defined in the indenture for the Senior Subordinated Notes (the “Senior Subordinated Notes Indenture”)) (whether currently existing, newly acquired or created). Each such subsidiary guaranty (a “Subsidiary Guaranty”) will provide that the subsidiary guarantor, as primary obligor and not merely as surety, will irrevocably and unconditionally guarantee on an unsecured, senior subordinated basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of the Company under the Senior Subordinated Notes Indenture and the Senior Subordinated Notes, whether for payment of principal or of interest on the Senior Subordinated Notes, expenses, indemnification or otherwise. As of April 28, 2001, none of the Company’s Domestic Restricted Subsidiaries was a Material Subsidiary, and therefore no Subsidiary Guaranty was in force or effect.

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

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (the “Statement”). As amended by FASB Statement No. 137, Deferral of the Effective Date of FASB Statement No. 133, the Statement is required to be adopted for all fiscal quarters in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company adopted the Statement effective with the first fiscal quarter of fiscal year 2002. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

Based upon the Company’s derivative position at January 27, 2001, the Company, upon adoption, recorded an asset of approximately $0.1 million representing the fair market value of its interest rate swap agreement and an offsetting premium on its fixed rate debt. Subsequent changes in the fair value of the Company’s interest rate swap agreement will be recognized immediately in earnings. The debt premium will be amortized to earnings over the life of the debt using the interest method.

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

Interest Rates

At April 28, 2001, the Company had fixed-rate debt totaling $65.9 million in principal amount and having a fair value of $45.2 million. These instruments bear interest at a fixed rate and, therefore, do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease (to the holder) by approximately $3.6 million if interest rates were to increase by 10% from their levels at April 28, 2001 (i.e., an increase from the weighted average interest rate of 9.9% to a weighted average interest rate of 10.9%).

The Company has entered into an interest rate swap agreement with a notional amount of $25.0 million to reduce the exposure that adverse fluctuations in interest rates may have on the fair market values of its fixed-rate debt, rather than for trading purposes. The Company has not entered into any derivative financial instruments for trading purposes. If interest rates were to increase by 10% from their levels at April 28, 2001, the Company would incur additional annual interest of approximately $0.2 million.

At April 28, 2001, the Company had variable-rate debt totaling $33.2 million in principal amount and having a fair value of $33.2 million. These borrowings are under the New Credit Facility. If interest rates were to increase by 10% from their levels at April 28, 2001, the Company would incur additional annual interest expense of approximately $0.2 million.

Foreign Exchange Rates

Information relating to the sensitivity to foreign currency exchange rate changes is omitted as foreign exchange exposure risk has not materially changed from that disclosed in the Company’s Annual Report on Form 10-K for the year ended January 27, 2001.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibit Index.

3.1(1)	Iron Age Certificate of Incorporation, as amended.
3.2(1)	Iron Age By-laws.
4.1(1)	Indenture dated as of April 24, 1998.
10.1(1)	Credit Agreement dated as of April 24, 1998.
10.2(1)	Security Agreement dated April 24, 1998.
10.3(1)	Intellectual Property Security Agreement April 24, 1998.
10.4(1)	Canadian Security Agreement dated April 24, 1998.
10.5(1)	Mortgage, Assignment of Leases and Rents, Fixture Filing, Security Agreement and Financing Statement dated February 26, 1997, as amended April 24, 1998.
10.6(1)	Intercompany Subordination Agreement dated April 24, 1998.
10.7(1)	Subsidiary Guaranty dated April 24, 1998.
10.8(1)	Iron Age Trademark License Agreement with W.L Gore & Associates, Inc. dated August 15, 1994.
10.9(1)	Falcon Trademark License Agreement with W.L. Gore & Associates, Inc. dated July 25, 1994.

10.10(1)	Falcon Manufacturing Certification Agreement with W.L. Gore & Associates, Inc. dated July 25, 1994.
10.11(1)	General Services Administration Contract effective July 26, 1994, as modified May 24, 1995.
10.12(1)	Amended and Restated Management Agreement dated as of February 26, 1997.
10.13(1)	Stockholders Agreement dated as of February 26, 1997.
10.14(1)	Amendment No. 1 to Stockholders Agreement dated as of March 25, 1997.
10.15(1)	American Home Assurance Company Joinder to the Stockholders Agreement dated as of March 25, 1997.
10.16(1)	Banque Nationale de Paris Joinder to the Stockholders Agreement dated as of March 25, 1997.
10.17(1)	Stock Option Plan dated February 26, 1997.
10.18(1)	Securities Purchase Agreement dated February 26, 1997.
10.19(1)	Stock Purchase Agreement dated as of December 26, 1996.
10.20(1)	Amendment No. 1 to the Stock Purchase Agreement dated as of February 26, 1997.
10.21(1)	Pittsburgh, Pennsylvania Lease Agreement dated March 1, 1993, as amended June 2, 1994, as amended June 12, 1996, as amended December 10, 1997.
10.22(1)	Jerusalem, New York Lease Agreement dated December 9, 1992, as amended January 1, 1994, as amended April 1997.
10.23(1)	Jerusalem, New York Lease Agreement dated June 20, 1997, as amended January 9, 1998.
10.24(1)	Lewiston, Maine Lease Agreement dated January 14, 1994.
10.25(1)	Lewiston, Maine Lease Agreement dated November 30, 1990, as amended June 8, 1994.
10.26(1)	Ontario, Canada Lease Agreement dated June 11, 1991, as amended November 23, 1995.
10.27(1)	Jensen Employment Agreement dated February 26, 1997.
10.28(1)	Mills Employment Agreement dated November 20, 1995.
10.29(1)	McDonough Employment Agreement dated November 20, 1995.
10.30(1)	Johanson Employment Agreement dated August 1, 1994.
10.31(1)	Johanson Non-Competition Agreement dated August 1, 1994.
10.32(2)	Taaffe Severance Agrement dated January 13, 1999.
10.33(2)	Taaffe Agreement and General Release dated January 13, 1999.
10.34(2)	Letter Waiver to Banque Nationale de Paris Credit Agreement dated August 28, 1998.
10.35(2)	Amendment No. 2 and Waiver to Banque Nationale de Paris Credit Agreement dated February 26, 1999.
10.36(2)	Election to reduce Acquisition Commitment of Banque Nationale de Paris Credit Agreement dated March 5, 1999.
10.37(3)	Amendment No. 3 to Banque Nationale de Paris Credit Agreement dated June 23, 1999.
10.38(4)	Amendment No. 4 to Banque Nationale de Paris Credit Agreement dated March 17, 2000.
10.39(4)	Amendment No. 1 to Stock Option Plan dated April 8, 1999.
10.40(4)	Amendment No. 2 to Stock Option Plan dated January 29, 2000.
10.41(4)	Johanson Consulting Agreement dated February 1, 2000.

10.42(4)	Certificate of Designation, Preferences and Rights of the Series B Preferred Stock of Iron Age Holdings Corporation dated December 29, 1999.
10.43(5)	Amendment No. 5 to Banque Nationale de Paris Credit Agreement dated September 15, 2000.
10.44(6)	Certificate of Designation, Preferences and Rights of the Series C Preferred Stock of Iron Age Holdings Corporation dated December 29, 2000.
10.45(6)	Amendment No. 6 to Banque Nationale de Paris Credit Agreement dated April 24, 2001.
21.1(1)	Subsidiaries of Holdings.

(1)	Incorporated by reference to the similarly numbered exhibit in the Company’s Registration Statement on Form S-4, No. 333-57009, filed June 17, 1998.

(2)	Incorporated by reference to the similarly numbered exhibit in the Company’s Annual Report on Form 10-K, filed April 30, 1999.

(3)	Incorporated by reference to the similarly numbered exhibit in the Company’s Quarterly Report on Form 10-Q, filed September 14, 1999.

(4)	Incorporated by reference to the similarly numbered exhibit in the Company’s Annual Report on Form 10-K, filed April 18, 2000.

(5)	Incorporated by reference to the similarly numbered exhibit in the Company's Quarterly Report on Form 10-Q, filed December 11, 2000.

(6)	Incorporated by reference to the similarly numbered exhibit in the Company's Annual Report on Form 10-K, filed April 26, 2001.

(b)  Reports on Form 8-K.

      No reports on Form 8-K were filed during the first quarter ended April 28, 2001.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON AGE CORPORATION

By:	/s/ KEITH A. MCDONOUGH

Name: Keith A. McDonough

Title:	Executive Vice President

Chief Financial Officer and
Chief Operating Officer
(Principal financial and
accounting officer)

Dated: June 12, 2001