Form 10-Q
period 2001-07-28
IRON AGE CORP
filed 2001-09-11
CIK 1061792

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 28, 2001

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to _______

Commission file number: 333-57011

Iron Age Corporation

(Exact name of registrant as specified in its charter)

Delaware	25-1376723

(State or other jurisdiction incorporation or organization	(I.R.S. Employer Identification Number)

Robinson Plaza Three, Suite 400, Pittsburgh, Pennsylvania 15205

(Address of principal executive offices)      (Zip Code)

(412) 787-4100

Registrant’s telephone number, including area code)

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

Condensed Consolidated Balance Sheets as of July 28, 2001 and January 27, 2001

Condensed Consolidated Statements of Income (Loss) for the three months and six months ended July 28, 2001 and July 29, 2000

Condensed Consolidated Statements of Cash Flows for the six months ended July 28, 2001 and July 29, 2000

Notes to Condensed Consolidated Financial Statements

Iron Age Corporation
Condensed Consolidated Balance Sheets

	July 28	January 27
	2001	2001

	(unaudited)
	(Dollars in Thousands)
Assets

Current assets:

Cash and cash equivalents	$91	$82

Accounts receivable, net	14,896	16,960

Inventories (Note 2)	35,882	33,452

Prepaid expenses	2,802	2,386

Deferred income taxes	837	839

Total current assets	54,508	53,719

Other noncurrent assets	4,687	3,656

Property and equipment, net	9,912	10,210

Intangible assets, net	96,788	98,662

Total assets	$165,895	$166,247

Liabilities and stockholder’s equity

Current liabilities:

Current maturities of long-term debt	$6,735	$5,194

Accounts payable	5,705	3,027

Accrued expenses	4,885	6,555

Total current liabilities	17,325	14,776

Long-term debt, less current maturities	90,650	93,272

Other noncurrent liabilities	356	380

Deferred income taxes	6,463	5,777

Total liabilities	114,794	114,205

Commitments and contingencies	—	—

Series B redeemable preferred stock	7,241	6,647

Series C redeemable preferred stock	5,797	5,152

Stockholder’s equity:

Common stock, $1 par value; 1,000 shares authorized, issued and outstanding	1	1

Additional paid-in capital	44,466	44,466

Accumulated deficit	(6,151)	(4,003)

Other comprehensive loss	(253)	(221)

Total stockholder’s equity	38,063	40,243

Total liabilities and stockholder’s equity	$165,895	$166,247

See accompanying notes.

Iron Age Corporation
Condensed Consolidated Statements of Income (Loss) (Unaudited)

	Three months ended		Six months ended

	July 28	July 29	July 28	July 29
	2001	2000	2001	2000

		(Dollars in Thousands)
Net sales	$25,512	$28,976	$55,523	$61,101

Cost of sales	12,487	14,024	26,868	29,664

Gross profit	13,025	14,952	28,655	31,437

Selling, general and administrative	9,973	10,709	20,869	21,656

Depreciation	643	396	1,065	797

Amortization of intangible assets	1,069	986	2,114	1,956

Operating income	1,340	2,861	4,607	7,028

Interest expense	2,184	2,836	4,308	5,724

(Loss) income before income taxes	(844)	25	299	1,304

Income tax expense	559	262	1,208	1,052

Net (loss) income	$(1,403)	$(237)	$(909)	$252

See accompanying notes.

Iron Age Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months	Six months
	ended	ended
	July 28	July 29
	2001	2000

	(Dollars in Thousands)
Operating activities

Net (loss) income	$(909)	$252

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Change in fair market value of interest rate swap	(587)	—

Depreciation and amortization	3,419	2,996

Amortization of deferred financing fees included in interest	272	294

Provision for losses on accounts receivable	20	287

Deferred income taxes	688	(31)

Changes in operating assets and liabilities:

Accounts receivable	2,044	(16)

Inventories	(2,430)	1,114

Prepaid expenses	(416)	(438)

Other assets	100	(54)

Accounts payable	2,678	(231)

Accrued expenses	(1,670)	(1,245)

Other noncurrent liabilities	(24)	(25)

Net cash provided by operating activities	3,185	2,903

Investing activities

Capitalization of internal-use software costs	(773)	(790)

Purchases of property and equipment	(1,007)	(765)

Net cash used in investing activities	(1,780)	(1,555)

Financing activities

Borrowings under revolving credit agreement	9,150	7,250

Principal payments on debt	(10,250)	(8,250)

Payment of financing costs	(178)	(25)

Principal payments on capital leases	(86)	(44)

Net cash used in financing activities	(1,364)	(1,069)

Effect of exchange rate changes on cash and cash equivalents	(32)	(49)

Increase (decrease) in cash and cash equivalents	9	230

Cash and cash equivalents at beginning of period	82	260

Cash and cash equivalents at end of period	$91	$490

Supplemental schedule of noncash investing and financing activities

Dividends and accretion on preferred stock	$1,239	$693

Transition adjustment related to the adoption of SFAS No. 133	113	—

See accompanying notes.

Iron Age Corporation
Notes to Condensed Consolidated
Financial Statements (Unaudited)

July 28, 2001

1. Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended July 28, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended January 26, 2002. For further information, refer to Iron Age Corporation’s (“Iron Age” or the “Company”) consolidated financial statements and footnotes thereto for the fiscal year ended January 27, 2001.

2. Inventories

Inventories consist of the following:

	July 28	January 27
	2001	2001

	(Dollars in Thousands)
Raw materials	$1,963	$2,116

Work-in-process	729	640

Finished goods	33,190	30,696

	$35,882	$33,452

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

The Company has entered into an interest rate swap agreement to modify the interest characteristics of a portion of its outstanding long-term debt. The interest rate swap does not meet the criteria for a hedging transaction as defined in SFAS No. 133. The Company records the swap agreement on the balance sheet at fair value and unrealized gains and losses are recognized in earnings (interest expense) in each period. Upon adoption, the Company recorded an asset of approximately $0.1 million representing the fair market value of its interest rate swap agreement and an offsetting premium on its fixed rate debt. The debt premium is being amortized to earnings over the life of the debt using the interest method.

The interest rate swap asset was approximately $0.7 million as of July 28, 2001 and is included in other noncurrent assets. A gain of approximately $0.6 million was included in interest expense for the six months ended July 28, 2001.

4. Comprehensive (Loss) Income

	Three Months Ended		Six Months Ended

	July 28,	July 29,	July 28,	July 29,
	2001	2000	2001	2000

		(Dollars in Thousands)
Net (loss) income	$(1,403)	$(237)	$(909)	$252

Foreign currency translation gain (loss)	15	6	(32)	(49)

Total comprehensive (loss) income	$(1,388)	$(231)	$(941)	$203

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussions should be read in conjunction with the accompanying Condensed Consolidated Financial Statements for the period ended July 28, 2001, and the Company’s audited consolidated financial statements and Annual Report on Form 10-K for the fiscal year ended January 27, 2001.

Results of Operations

Three Months ended July 28, 2001 compared to Three Months ended July 29, 2000

Net Sales for the three months ended July 28, 2001 (“second quarter 2002”) were $25.5 million compared to $29.0 million for the comparable three month period ended July 29, 2000 (“second quarter 2001”), a decrease of $3.5 million, or 12.1%. The decrease in net sales was attributable to a decrease of $0.9 million, or 3.1%, in the Company’s footwear distribution business line, related to a large customer order in second quarter 2001 and other decreases of $1.9 million, or 6.6%, in the Company’s footwear distribution business line related to a decline in the general economic environment, including plant closings and employee layoffs that affected the Company’s customers. The decrease in net sales was also related to a decrease of $0.6 million, or 2.1%, in the Company’s branded wholesale business line due to reduced sales to the Company’s primary wholesale customer.

Gross Profit for second quarter 2002 was $13.0 million compared to $15.0 million for second quarter 2001, a decrease of $2.0 million, or 13.3%. The decrease in gross profit was primarily related to the decrease in net sales as discussed above. As a percentage of net sales, gross profit for second quarter 2002 decreased to 51.1%, a decrease of 0.5% from second quarter 2001, due primarily to a reduced gross profit percentage in the Company’s manufacturing subsidiary, relating to reduced sales and the effect of fixed manufacturing costs in that subsidiary.

Selling, General and Administrative Expenses for second quarter 2002 were $10.0 million compared to $10.7 million for second quarter 2001, a decrease of $0.7 million, or 6.5%, due primarily to the effect of employee related cost reductions, including commissions, and decreases in advertising costs and bad debts.

Operating Income for second quarter 2002 was $1.3 million compared to $2.9 million for second quarter 2000, a decrease of $1.6 million, or 55.2%. As a percentage of net sales, operating income was 5.1% of net sales for second quarter 2002 compared to 10.0% of net sales for second quarter

2001. The decrease was primarily attributable to the decrease in gross profit partially offset by the decrease in selling, general and administrative expenses as discussed above.

Interest Expense for second quarter 2002 was $2.2 million compared to $2.8 million for second quarter 2001, a decrease of $0.6 million, or 21.4%. The decrease in interest expense primarily relates to the favorable change of $0.3 million in the fair market value of the Company’s interest rate swap agreement due to a decrease in interest rates in second quarter 2002. The decrease in interest expense was also attributable to decreased indebtedness of the Company related to the repurchase of a portion of its 9 7/8% Senior Subordinated Notes due 2008 (the “Senior Subordinated Notes”) in October 2000 and a decrease in interest rates in second quarter 2002 compared to second quarter 2001.

Income Tax Expense for second quarter 2002 was an income tax expense of $0.6 million compared to an income tax expense of $0.3 million for second quarter 2001. Second quarter 2002 and second quarter 2001 reflect the nondeductibility of goodwill amortization. In addition, second quarter 2002 included a charge related to the recognition of a valuation allowance against the deferred tax benefit for state net operating loss carryforwards. At January 27, 2001, the Company had available state net operating loss carryforwards of approximately $0.7 million, which expire in various years beginning in 2002 through 2019. As of second quarter 2002, the Company reviewed the likelihood of utilizing the state net operating loss carryforwards and determined that it is currently more likely than not that the benefit will not be realized. The Company will continually monitor its state tax position and may determine in the future that some or all of the state net operating losses becomes realizable. At that point, the valuation allowance will be reduced to reflect the net realizable amount which will result in an increase in net income.

Six Months ended July 28, 2001 compared to Six Months ended July 29, 2000

Net Sales for the six months ended July 28, 2001 (“first half 2002”) were $55.5 million compared to $61.1 million for the comparable six month period ended July 29, 2000 (“first half 2001”), a decrease of $5.6 million, or 9.2%. The decrease in net sales was attributable to a decrease of $0.9 million, or 1.5%, in the Company’s footwear distribution business line, related to a large customer order in first half 2001 and other decreases in the Company’s footwear distribution business line of $3.5 million, or 5.7%, related to a decline in the general economic environment, including plant closings and employee layoffs that affected the Company’s customers. The decrease in net sales was also related to a decrease of $0.8 million, or 1.3%, in the Company’s branded wholesale business line due to reduced sales to the Company’s primary wholesale customer. In addition, net sales to non-affiliated customers in the Company’s manufacturing facility decrease by $0.3 million, or 0.5%, for first half 2002 compared to first half 2001.

Gross Profit for first half 2002 was $28.7 million compared to $31.4 million for first half 2001, a decrease of $2.7 million, or 8.6%. The decrease in gross profit was primarily related to the decrease in net sales as discussed above. As a percentage of net sales, gross profit for first half 2002 increased to 51.6%, an increase of 0.1% from first half 2001. The increase is generally attributable to improved gross profit margins in the Company’s footwear distribution business line.

Selling, General and Administrative Expenses for first half 2002 were $20.9 million compared to $21.7 million for first half 2001, a decrease of $0.8 million, or 3.7%, due primarily to the effect of employee related cost reductions, including commissions, and decreases in advertising costs and bad debts.

Operating Income for first half 2002 was $4.6 million compared to $7.0 million for first half 2001, a decrease of $2.4 million, or 34.3%. As a percentage of net sales, operating income was 8.3% of net sales for first half 2002 compared to 11.5% of net sales for first half 2001. The decrease was primarily attributable to the decrease in gross profit and was partially offset by the decrease in selling, general and administrative expenses as discussed above.

Interest Expense for first half 2002 was $4.3 million compared to $5.7 million for first half 2001, a decrease of $1.4 million, or 24.6%. The decrease in interest expense relates to the favorable change of $0.6 million in the fair market value of the Company’s interest rate swap agreement due to decreases in interest rates in first half 2002. The decrease in interest expense was also attributable to decreased indebtedness of the Company related to the repurchase of a portion of the Senior Subordinated Notes in October 2000 and a decrease in interest rates in first half 2002 compared to first half 2001.

Income Tax Expense for first half 2002 was an income tax expense of $1.2 million compared to an income tax expense of $1.1 million for first half 2001. First half 2002 and first half 2001 reflect the nondeductibility of goodwill amortization. In addition, first half 2002 included a charge related to the recognition of a valuation allowance against the deferred tax benefit for state net operating loss carryforwards. At January 27, 2001, the Company had available state net operating loss carryforwards of approximately $0.7 million, which expire in various years beginning in 2002 through 2019. For first half 2002, the Company reviewed the likelihood of utilizing the state net operating loss carryforwards and determined that it is currently more likely than not that the benefit will not be realized. The Company will continually monitor its state tax position and may determine in the future that some or all of the state net operating losses becomes realizable. At that point, the valuation allowance will be reduced to reflect the net realizable amount which will result in an increase in net income.

Liquidity and Capital Resources

The Company’s primary cash needs are working capital, capital expenditures and debt service. The Company anticipates that it may use cash in the future to finance acquisitions. The Company has financed cash requirements primarily through internally generated cash flow and funds borrowed under credit facilities.

Net cash provided by operating activities was $3.2 million for first half 2002, an increase of $0.3 million as compared to net cash provided by operating activities of $2.9 million in first half 2001.

The Company’s investing activities for first half 2002 consisted of capital expenditures of approximately $1.0 million for improvements in footwear and vision retail stores, shoemobiles, vision vans and equipment and approximately $0.8 million for the acquisition of software for internal use. Capital expenditures of approximately $1.6 million for first half 2001 included capital expenditures of approximately $0.8 million for improvements in footwear and vision retail stores, shoemobiles and equipment and approximately $0.8 million for the acquisition of software for internal use.

The Company used approximately $1.4 million for financing activities for first half 2002, which primarily consisted of net working capital payments. The Company used approximately $1.1 million for financing activities for first half 2001 which primarily consisted of net working capital payments.

The Company’s total working capital as of July 28, 2001 was $37.2 million. At January 27, 2001, working capital was $38.9 million.

Cash flow from operations for first half 2002 was sufficient to cover debt service requirements under a $51.1 million, as amended, syndicated senior secured bank credit facility (the “Bank Credit Facility”). The Company’s ability to make scheduled payments of principal, or to pay the interest or premium (if any) on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the Bank Credit Facility, will be adequate to meet the Company’s anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on its indebtedness for the next several years, including approximately $6.7 million that will become due within the next twelve month period. There can be no assurance that the Company’s business will generate sufficient cash flow from operations or that future borrowing will be available under the Bank Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Senior Subordinated Notes, or to make capital expenditures.

The Company’s debt consists of the Senior Subordinated Notes, the Bank Credit Facility and certain other debt. The Bank Credit Facility, as amended, consists of a $21.1 million acquisition term loan facility (the “Acquisition Credit Facility”) and $30.0 million in revolving credit loans, letters of credit and swing line loans (the “Revolving Credit Facility”). The Company’s other debt of $0.8 million consists of capital leases and other notes. As of July 28, 2001, approximately $21.1 million of the Acquisition Credit Facility and approximately $10.4 million of the Revolving Credit Facility were outstanding. The Company has no additional borrowing availability under the Acquisition Credit Facility and approximately $19.6 million under the Revolving Credit Facility. The Acquisition Credit Facility matures in quarterly installments from July 2001 until final payment in April 2004. The Revolving Credit Facility will mature in April 2004 and has no scheduled interim principal payments.

The Senior Subordinated Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by each Domestic Restricted Subsidiary that is a Material Subsidiary (as such terms are defined in the indenture for the Senior Subordinated Notes (the “Senior Subordinated Notes Indenture”)) (whether currently existing, newly acquired or created). Each such subsidiary guaranty (a “Subsidiary Guaranty”) will provide that the subsidiary guarantor, as primary obligor and not merely as surety, will irrevocably and unconditionally guarantee on an unsecured, senior subordinated basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of the Company under the Senior Subordinated Notes Indenture and the Senior Subordinated Notes, whether for payment of principal or of interest on the Senior Subordinated Notes, expenses, indemnification or otherwise. As of July 28, 2001, none of the Company’s Domestic Restricted Subsidiaries was a Material Subsidiary, and therefore no Subsidiary Guaranty was in force or effect.

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

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of the 2003 fiscal year. The company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 27, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. The Company has also not determined the effect that the nonamortization provisions of the Statement will have on net income each year after adoption.

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

Interest Rates

At July 28, 2001, the Company had fixed-rate debt totaling $65.8 million in principal amount and having a fair value of $43.7 million. These instruments bear interest at a fixed rate and, therefore, do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease (to the holder) by approximately $3.6 million if interest rates were to increase by 10% from their levels at July 28, 2001 (i.e., an increase from the weighted average interest rate of 9.9% to a weighted average interest rate of 10.9%).

The Company has entered into an interest rate swap agreement with a notional amount of $25.0 million to reduce the exposure that adverse fluctuations in interest rates may have on the fair market values of its fixed-rate debt, rather than for trading purposes. The Company has not entered into any derivative financial instruments for trading purposes. If interest rates were to increase by 10% from their levels at July 28, 2001, the Company would incur additional annual interest of approximately $0.2 million.

At July 28, 2001, the Company had variable-rate debt totaling $31.5 million in principal amount and having a fair value of $31.5 million. These borrowings are under the Bank Credit Facility. If interest rates were to increase by 10% from their levels at July 28, 2001, the Company would incur additional annual interest expense of approximately $0.2 million.

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

      None.

Item 3. Defaults upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information.

      None.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibit Index.

3.1(1)	Iron Age Certificate of Incorporation, as amended.

3.2(1)	Iron Age By-laws.

4.1(1)	Indenture dated as of April 24, 1998.

10.1(1)	Credit Agreement dated as of April 24, 1998.

10.2(1)	Security Agreement dated April 24, 1998.

10.3(1)	Intellectual Property Security Agreement dated April 24, 1998.

10.4(1)	Canadian Security Agreement dated April 24, 1998.

10.5(1)	Mortgage, Assignment of Leases and Rents, Fixture Filing, Security Agreement and Financing Statement dated February 26, 1997, as amended April 24, 1998.

10.6(1)	Intercompany Subordination agreement dated April 24, 1998.

10.7(1)	Subsidiary Guaranty dated April 24, 1998.

10.8(1)	Iron Age Trademark License Agreement with W.L Gore & Associates, Inc. dated August 15, 1994.

10.9(1)	Falcon Trademark License Agreement with W.L. Gore & Associates, Inc. dated July 25, 1994.

10.10(1)	Falcon Manufacturing Certification Agreement with W.L Gore & Associates, Inc. dated July 25, 1994.

10.11(1)	General Services Administration Contract effective July 26, 1994, as modified May 24, 1995.

10.12(1)	Amended and Restated Management Agreement dated as of February 26, 1997.

10.13(1)	Stockholders Agreement dated as of February 26, 1997.

10.14(1)	Amendment No. 1 to Stockholders Agreement dated as of March 25, 1997.

10.15(1)	American Home Assurance Company Joinder to the Stockholders Agreement dated as of March 25, 1997.

10.16(1)	Banque Nationale de Paris Joinder to the Stockholders Agreement dated as of March 25, 1997.

10.17(1)	Stock Option Plan dated February 26, 1997.

10.18(1)	Securities Purchase Agreement dated February 26, 1997.

10.19(1)	Stock Purchase Agreement dated as of December 26, 1996.

10.20(1)	Amendment No. 1 to the Stock Purchase Agreement dated as of February 26, 1997.

10.21(1)	Pittsburgh, Pennsylvania Lease Agreement dated March 1, 1993, as amended June 2, 1994, as amended June 12, 1996, as amended December 10, 1997.

10.22(1)	Jerusalem, New York Lease Agreement dated December 9, 1992, as amended January 1, 1994, as amended April 1997.

10.23(1)	Jerusalem, New York Lease Agreement dated June 20, 1997, as amended January 9, 1998.

10.24(1)	Lewiston, Maine Lease Agreement dated January 14, 1994.

10.25(1)	Lewiston, Maine Lease Agreement dated November 30, 1990, as amended June 8, 1994.

10.26(1)	Ontario, Canada Lease Agreement dated June 11, 1991, as amended November 23, 1995.

10.27(1)	Jensen Employment Agreement dated February 26, 1997.

10.28(1)	Mills Employment Agreement dated November 20, 1995.

10.29(1)	McDonough Employment Agreement dated November 20, 1995.

10.30(1)	Johanson Employment Agreement date August 1, 1994.

10.31(1)	Johanson Non-Competition Agreement dated August 1, 1994.

10.32(2)	Taaffe Severance Agreement dated January 13, 1999.

10.33(2)	Taaffe Agreement and General Release dated January 13, 1999.

10.34(2)	Letter Waiver to Banque Nationale de Paris Credit Agreement dated August 28, 1998.

10.35(2)	Amendment No. 2 and Waiver to Banque Nationale de Paris Credit Agreement dated February 26, 1999.

10.36(2)	Election to reduce Acquisition Commitment of Banque Nationale de Paris Credit Agreement dated March 5, 1999

10.37(3)	Amendment No. 3 to Banque Nationale de Paris Credit Agreement dated June 23, 1999.

10.38(4)	Amendment No. 4 to Banque Nationale de Paris Credit Agreement dated March 17, 2000.

10.39(4)	Amendment No. 1 to Stock Option Plan dated April 8, 1999.

10.40(4)	Amendment No. 2 to Stock Option Plan dated January 29, 2000.

10.41(4)	Johanson Consulting Agreement dated February 1, 2000.

10.42(4)	Certificate of Designation, Preferences and Rights of the Series B Preferred Stock of Iron Age Holdings Corporation dated December 29, 1999.

10.43(5)	Amendment No. 5 to Banque Nationale de Paris Credit Agreement dated September 15, 2000.

10.44(6)	Certificate of Designation, Preferences and Rights of the Series C Preferred Stock of Iron Age Holdings Corporation dated December 29, 2000.

10.45(6)	Amendment No. 6 to Banque Nationale de Paris Credit Agreement dated April 24, 2001.

21.1(1)	Subsidiaries of Iron Age.

(1)	Incorporated by reference to the similarly numbered exhibit in the Company’s Registration Statement on Form S-4, No. 333-57009, filed June 17, 1998.

(2)	Incorporated by reference to the similarly numbered exhibit in the Company’s Annual Report on Form 10-K, filed April 30, 1999.

(3)	Incorporated by reference to the similarly numbered exhibit in the Company’s Quarterly Report on Form 10-Q, filed September 14, 1999.

(4)	Incorporated by reference to the similarly numbered exhibit in the Company’s Annual Report on Form 10-K, filed April 18, 2000.

(5)	Incorporated by reference to the similarly numbered exhibit in the Company’s Quarterly Report on Form 10-Q, filed December 11, 2000.

(6)	Incorporated by reference to the similarly numbered exhibit in the Company’s Annual Report on Form 10-K, filed April 26, 2001.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the second quarter ended July 28, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON AGE CORPORATION

By: /s/ Keith A. McDonough

Dated: September 11, 2001	Name: Keith A. McDonough Title: Executive Vice President Chief Financial Officer and Chief Operating Officer (Principal financial and accounting officer)