Form 10-Q
period 2001-10-27
IRON AGE CORP
filed 2001-12-11
CIK 1061792

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 27, 2001

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

PART 1 —FINANCIAL INFORMATION

Item 1. Financial Statements.

      The following financial statements are presented herein:

Consolidated Balance Sheets as of October 27, 2001 and January 27, 2001

Consolidated Statements of Income (Loss) for the three months and nine months ended October 27, 2001 and October 28, 2000

Consolidated Statements of Cash Flows for the nine months ended October 27, 2001 and October 28, 2000

Notes to Consolidated Financial Statements

Iron Age Corporation
Consolidated Balance Sheets

	October 27	January 27
	2001	2001

	(unaudited)
	(Dollars in Thousands)
Assets

Current assets:

Cash and cash equivalents	$766	$82

Accounts receivable, net	14,701	16,960

Inventories (Note 2)	34,674	33,452

Prepaid expenses	2,003	2,386

Assets held for sale, net (Note 5)	539	—

Deferred income taxes	835	839

Total current assets	53,518	53,719

Other noncurrent assets	3,724	3,656

Property and equipment, net	9,488	10,210

Intangible assets, net	93,906	98,662

Total assets	$160,636	$166,247

Liabilities and stockholder’s equity

Current liabilities:

Current maturities of long-term debt	$6,705	$5,194

Accounts payable	5,115	3,027

Accrued expenses	7,132	6,555

Total current liabilities	18,952	14,776

Long-term debt, less current maturities	87,370	93,272

Other noncurrent liabilities	343	380

Deferred income taxes	6,297	5,777

Total liabilities	112,962	114,205

Commitments and contingencies	—	—

Series B redeemable preferred stock	7,537	6,647

Series C redeemable preferred stock	6,120	5,152

Stockholder’s equity:

Common stock, $1 par value; 1,000 shares authorized, issued and outstanding	1	1

Additional paid-in capital	44,466	44,466

Accumulated deficit	(10,121)	(4,003)

Other comprehensive loss	(329)	(221)

Total stockholder’s equity	34,017	40,243

Total liabilities and stockholder’s equity	$160,636	$166,247

See accompanying notes.

Iron Age Corporation
Consolidated Statements of Income (Loss) (Unaudited)

	Three months ended		Nine months ended

	October 27	October 28	October 27	October 28
	2001	2000	2001	2000

		(Dollars in Thousands)
Net sales	$25,487	$30,504	$81,010	$91,605

Cost of sales	13,087	14,624	39,955	44,288

Gross profit	12,400	15,880	41,055	47,317

Selling, general and administrative	10,929	10,928	31,798	32,584

Provision for impairment	1,800	—	1,800	—

Depreciation	445	434	1,510	1,231

Amortization of intangible assets	1,108	990	3,222	2,946

Operating (loss) income	(1,882)	3,528	2,725	10,556

Interest expense	2,122	3,053	6,430	8,777

(Loss) income before income taxes	(4,004)	475	(3,705)	1,779

Income tax (benefit) expense	(653)	452	555	1,504

(Loss) income before extraordinary item	(3,351)	23	(4,260)	275

Extraordinary gain, net of tax effect	—	2,285	—	2,285

Net (loss) income	$(3,351)	$2,308	$(4,260)	$2,560

See accompanying notes.

Iron Age Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Nine months	Nine months
	ended	ended
	October 27	October 28
	2001	2000

	(Dollars in Thousands)
Operating activities

Net (loss) income	$(4,260)	$2,560

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Provision for impairment	1,800	—

Extraordinary gain, net of tax	—	(2,285)

Increase in fair market value of interest rate swap	(759)	—

Depreciation and amortization	5,095	4,532

Amortization of deferred financing fees included in interest	527	441

Provision for losses on accounts receivable	185	433

Deferred income taxes	690	(62)

Changes in operating assets and liabilities:

Accounts receivable	1,800	(1,734)

Inventories	(1,261)	1,453

Prepaid expenses	371	284

Other assets	988	(172)

Accounts payable	2,088	599

Accrued expenses	568	(172)

Other noncurrent liabilities	(37)	(38)

Net cash provided by operating activities	7,795	5,839

Investing activities

Capitalization of internal-use software costs	(999)	(1,376)

Purchases of property and equipment	(1,431)	(1,171)

Net cash used in investing activities	(2,430)	(2,547)

Financing activities

Borrowings under revolving credit agreement	12,275	40,850

Issuance of redeemable preferred stock subscriptions	—	4,761

Principal payments on debt	(16,655)	(47,511)

Payment of financing costs	(182)	(183)

Principal payments on capital leases	(11)	(147)

Net cash used in financing activities	(4,573)	(2,230)

Effect of exchange rate changes on cash and cash equivalents	(108)	(127)

Increase in cash and cash equivalents	684	935

Cash and cash equivalents at beginning of period	82	260

Cash and cash equivalents at end of period	$766	$1,195

Supplemental schedule of noncash investing and financing activities

Dividends and accretion on preferred stock	$1,858	$1,058

Transition adjustment related to the adoption of SFAS No. 133	113	—

See accompanying notes.

Iron Age Corporation
Notes to Consolidated
Financial Statements (Unaudited)

October 27, 2001

1. Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended October 27, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended January 26, 2002. For further information, refer to Iron Age Corporation’s (“Iron Age” or the “Company”) consolidated financial statements and footnotes thereto for the fiscal year ended January 27, 2001.

2. Inventories

Inventories consist of the following:

	October 27	January 27
	2001	2001

	(Dollars in Thousands)
Raw materials	$2,116	$2,116

Work-in-process	610	640

Finished goods	31,948	30,696

	$34,674	$33,452

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

The Company entered into an interest rate swap agreement to modify the interest characteristics of a portion of its outstanding long-term debt. The interest rate swap does not meet the criteria for a hedging transaction as defined in SFAS No. 133. The Company recorded the swap agreement on the balance sheet at fair value and unrealized gains and losses were recognized in earnings (interest expense) in each period. Upon adoption, the Company recorded an asset of approximately $0.1 million representing the fair market value of its interest rate swap agreement and an offsetting premium on its fixed rate debt. The debt premium is being amortized to earnings over the life of the debt using the interest method. A gain of approximately $0.8 million was included in interest expense for the nine months ended October 27, 2001. The interest rate swap agreement was terminated on October 19, 2001.

4. Comprehensive (Loss) Income

	Three Months Ended		Nine Months Ended

	October 27,	October 28,	October 27,	October 27,
	2001	2000	2001	2000

		(Dollars in Thousands)
Net (loss) income	$(3,351)	$2,308	$(4,260)	$2,560

Foreign currency translation loss	(76)	(78)	(108)	(127)

Total comprehensive (loss) income	$(3,427)	$2,230	$(4,368)	$2,433

5. Assets Held for Sale

During the three months ended October 27, 2001, the Company initiated a plan to dispose of certain properties judged to have limited long-term potential and to re-deploy the proceeds. Assets identified for sale had a net carrying value of approximately $2.3 million and annualized revenues of approximately $1.3 million. During the three months ended October 27, 2001, the Company recorded a provision for impairment of $1.8 million to adjust the carrying value of certain assets to their fair value less cost of disposal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussions should be read in conjunction with the accompanying Condensed Consolidated Financial Statements for the period ended October 27, 2001, and the Company’s audited consolidated financial statements and Annual Report on Form 10-K for the fiscal year ended January 27, 2001.

Results of Operations

Three Months ended October 27, 2001 compared to Three Months ended October 28, 2000

Net Sales for the three months ended October 27, 2001 (“third quarter 2002”) were $25.5 million compared to $30.5 million for the comparable three month period ended October 28, 2000 (“third quarter 2001”), a decrease of $5.0 million, or 16.4%. The decrease in net sales was attributable to a decrease of $0.7 million, or 2.3%, in the Company’s footwear distribution business line, related to a large customer order in third quarter 2001 and other decreases of $3.1 million, or 10.2%, in the Company’s footwear distribution business line related to a decline in the general economic environment, including plant closings and employee layoffs that affected the Company’s customers. The decrease in net sales was also related to a decrease of $0.7 million, or 2.3%, in the Company’s branded wholesale business line due to reduced sales to the Company’s primary wholesale customer. In addition, the decrease in net sales was related to a decrease of approximately $0.4 million, or 1.3%, in sales to non-affiliated customers of the Company’s manufacturing facility.

Gross Profit for third quarter 2002 was $12.4 million compared to $15.9 million for third quarter 2001, a decrease of $3.5 million, or 22.0%. The decrease in gross profit was primarily related to the decrease in net sales as discussed above. As a percentage of net sales, gross profit for third quarter 2002 decreased to 48.7%, a decrease of 3.4% from third quarter 2001, due primarily to the effect of a greater proportion of sales of lower gross profit percentage styles in the Company’s footwear distribution business and to a reduced gross profit percentage in the Company’s manufacturing subsidiary, relating to reduced sales and the effect of fixed manufacturing costs in that subsidiary.

Provision for impairment for third quarter 2002 was $1.8 million. The provision for impairment relates to the optical business line which is included in the caption, Assets Held for Sale, because the Company has committed to a plan to sell the assets. There are no material favorable effects on the financial statements associated with assets held for sale. The provision for impairment includes goodwill and certain other intangible assets, including customer lists, that the Company’s management has determined is impaired.

Selling, General and Administrative Expenses for third quarter 2002 were $10.9 million compared to $10.9 million for third quarter 2001.

Operating Income for third quarter 2002 was an operating loss of $1.9 million compared to operating income of $3.5 million for third quarter 2001, a decrease of $5.4 million, or 154.3%. As a percentage of net sales, operating loss was 7.5% of net sales for third quarter 2002 compared to operating income of 11.5% of net sales for third quarter 2001. The decrease was primarily attributable to the decrease in gross profit and the provision for impairment as discussed above.

Interest Expense for third quarter 2002 was $2.1 million compared to $3.1 million for third quarter 2001, a decrease of $1.0 million, or 32.3%. The decrease in interest expense was primarily attributable to decreased indebtedness of the Company related to the repurchase of a portion of its 9 7/8% Senior Subordinated Notes due 2008 (the “Senior Subordinated Notes”) in October 2000 and a decrease in interest rates in third quarter 2002 compared to third quarter 2001. In addition, the decrease in interest expense relates to the favorable change of approximately $0.2 million in the fair market value of the Company’s interest rate swap agreement due to a decrease in interest rates in third quarter 2002.

Income Tax Expense for third quarter 2002 was an income tax benefit of $0.7 million compared to an income tax expense of $0.5 million for third quarter 2001. Third quarter 2002 and third quarter 2001 reflect the nondeductibility of goodwill amortization.

Extraordinary Item for third quarter 2001 was an extraordinary gain of approximately $2.3 million, net of an approximate $1.7 million tax expense, due to the repurchase of a portion of the Senior subordinated Notes in October 2000.

Nine Months ended October 27, 2001 compared to Nine Months ended October 28, 2000

Net Sales for the nine months ended October 27, 2001 (“first three quarters 2002”) were $81.0 million compared to $91.6 million for the comparable nine month period ended October 28, 2000 (“first three quarters 2001”), a decrease of $10.6 million, or 11.6%. The decrease in net sales was attributable to a decrease of $1.6 million, or 1.7%, in the Company’s footwear distribution business line, related to a large customer order in first three quarters 2001 and other decreases in the Company’s footwear distribution business line of $6.7 million, or 7.3%, related to a decline in the general economic environment, including plant closings and employee layoffs that affected the Company’s customers. The decrease in net sales was also related to a decrease of $1.5 million, or 1.6%, in the Company’s branded wholesale business line due to reduced sales to the Company’s primary wholesale customer. In addition, net sales to non-affiliated customers of the Company’s manufacturing facility decreased by $0.7 million, or 0.8%, for first three quarters 2002 compared to first three quarters 2001.

Gross Profit for first three quarters 2002 was $41.1 million compared to $47.3 million for first three quarters 2001, a decrease of $6.2 million, or 13.1%. The decrease in gross profit was primarily related to the decrease in net sales as discussed above. As a percentage of net sales, gross profit for first three quarters 2002 decreased to 50.7%, a decrease of 1.0% from first three quarters 2001, due primarily to the effect of a greater proportion of sales of lower gross profit percentage styles in the Company’s footwear distribution business and to a reduced gross profit percentage in the Company’s manufacturing subsidiary, relating to reduced sales and the effect of fixed manufacturing costs in that subsidiary.

Selling, General and Administrative Expenses for first three quarters 2002 were $31.8 million compared to $32.6 million for first three quarters 2001, a decrease of $0.8 million, or 2.5%, due primarily to the effect of employee related cost reductions, including commissions, and decreases in advertising costs. In addition, bad debts declined due to the bankruptcy of a major customer of the Company that was reflected in first three quarters 2001.

Provision for impairment for first three quarters 2002 was $1.8 million. The provision for impairment relates to the optical business line which is included in the caption, Assets Held for Sale, because the Company has committed to a plan to sell the assets. There are no material favorable effects on the financial statements associated with assets held for sale. The provision for impairment includes goodwill and certain other intangible assets, including customer lists, that the Company’s management has determined is impaired.

Operating Income for first three quarters 2002 was $2.7 million compared to $10.6 million for first three quarters 2001, a decrease of $7.9 million, or 74.5%. As a percentage of net sales, operating income was 3.3% of net sales for first three quarters 2002 compared to 11.6% of net sales for first three quarters 2001. The decrease was primarily attributable to the decrease in gross profit and the provision for impairment.

Interest Expense for first three quarters 2002 was $6.4 million compared to $8.8 million for first three quarters 2001, a decrease of $2.4 million, or 27.3%. The decrease in interest expense was primarily attributable to decreased indebtedness of the Company related to the repurchase of a portion of the Senior Subordinated Notes in October 2000 and a decrease in interest rates in first three quarters 2002 compared to first three quarters 2001. In addition, the decrease in interest expense relates to the favorable change of approximately $0.8 million in the fair market value of the Company’s interest rate swap agreement due to decreases in interest rates in first three quarters 2002.

Income Tax Expense for first three quarters 2002 was a $0.6 million income tax expense compared to an income tax expense of $1.5 million for first three quarters 2001. First three quarters 2002 and first three quarters 2001 reflect the nondeductibility of goodwill amortization. In addition, first three quarters 2002 included a charge related to the recognition of a valuation allowance against the deferred tax benefit for state net operating loss carryforwards. At January 27, 2001, the Company had available state net operating loss carryforwards of approximately $0.7 million, which expire in various years beginning in 2002 through 2019. For first three quarters 2002, the Company reviewed the likelihood of utilizing the state net operating loss carryforwards and determined that it is currently more likely than not that the benefit will not be realized. The Company will continually monitor its state tax position and may determine in the future that some or all of the state net operating losses becomes realizable. At that point, the valuation allowance will be reduced to reflect the net realizable amount which will result in an increase in net income.

Extraordinary Item for first three quarters 2001 was an extraordinary gain of approximately $2.3 million, net of an approximate $1.7 million tax expense, due to the repurchase of a portion of the Senior Subordinated Notes in October 2000.

Liquidity and Capital Resources

The Company’s primary cash needs are working capital, capital expenditures and debt service. The Company has financed cash requirements primarily through internally generated cash flow and funds borrowed under credit facilities.

Net cash provided by operating activities was $7.8 million for first three quarters 2002, an increase of $2.0 million as compared to net cash provided by operating activities of $5.8 million in first three quarters 2001. The increase in cash from operating activities is primarily the result of overall decreases in certain working capital items.

The Company’s investing activities for first three quarters 2002 consisted of capital expenditures of approximately $1.4 million for improvements in footwear and vision retail stores, shoemobiles, vision vans and equipment and approximately $1.0 million for the acquisition of software for internal use. Capital expenditures of approximately $2.5 million for first three quarters 2001 included capital expenditures of approximately $1.1 million for improvements in footwear and vision retail stores, shoemobiles and equipment and approximately $1.4 million for the acquisition of software for internal use.

The Company used approximately $4.6 million for financing activities for first three quarters 2002, which primarily consisted of net working capital payments, including the first installment of approximately $1.6 million related to the scheduled amortization of the acquisition term loan facility (the “Acquisition Credit Facility”), under the $41.1 million, as amended, syndicated senior secured bank credit facility (the “Bank Credit Facility”). The Company used approximately $2.2 million for financing activities for first three quarters 2001, which included net working capital payments of approximately $1.9 million, excluding the effect related to the repurchase of a portion of the Company’s Senior Subordinated Notes in October 2000. The Company’s financing activities in first three quarters 2001 also included a borrowing of $7.1 million under the Bank Credit Facility in October 2000. The proceeds were used to pay for a portion of the repurchase of approximately $16.4 million of the Company’s Senior Subordinated Notes in October 2000. The remaining portion of the repurchase was provided by an approximately $4.8 million equity contribution from the Company’s sole stockholder, Iron Age Holdings Corporation (“Holdings”). The amount of such equity contribution was provided to Holdings by an approximately $4.8 million equity contribution from Fenway Partners Capital Fund II, L.P. (“Fenway II”), an affiliate of Holdings’ majority stockholder, Fenway Partners Capital Fund, L.P. (“Fenway”), for which Fenway II received shares of Series C non-voting, redeemable preferred stock of Holdings (the “Holdings Series C Preferred Stock”). The Company recorded an extraordinary gain of approximately $2.3 million, net of unamortized deferred financing costs of approximately $0.6 million, and income taxes of approximately $1.7 million. Following the repurchase, such principal amount of the Senior Subordinated Notes was retired.

The Company’s total working capital as of October 27, 2001 was $34.6 million. At January 27, 2001, working capital was $38.9 million. The primary reasons for the decrease to working capital was a decrease in accounts receivable, an increase in current liabilities related to current maturities of long-term debt of the Bank Credit Facility and an increase in accounts payable, partially offset by an increase in inventories. Inventory levels have increased from January 27, 2001, primarily due to an increase of approximately $1.2 million in non-slip footwear and increases in other branded merchandise, as the Company continues its transition to increased branded styles. In conjunction with the decreased level of sales for first three quarters 2002, the Company’s management has implemented an inventory reduction plan to reduce inventory to a level that is expected to support future sales volume.

Cash flow from operations for first three quarters 2002 was sufficient to cover debt service requirements under the Bank Credit Facility. The Company’s ability to make scheduled payments of principal, or to pay the interest or premium (if any) on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the Bank Credit Facility, will be adequate to meet the Company’s anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on its indebtedness for the next several years, including approximately $6.7 million that will become due within the next twelve month period. There can be no assurance that the Company’s business will generate sufficient cash flow from operations or that future borrowing will be available under the Bank Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Senior Subordinated Notes, or to make capital expenditures.

The Company’s debt consists of the Senior Subordinated Notes, the Bank Credit Facility and certain other debt. The Bank Credit Facility, as amended, consists of a $21.1 million Acquisition Credit Facility and $20.0 million in revolving credit loans, letters of credit and swing line loans (the “Revolving Credit Facility”). The Company’s other debt of $0.8 million consists of capital leases and other notes. As of October 27, 2001, approximately $19.5 million of the Acquisition Credit Facility and approximately $8.7 million of the Revolving Credit Facility were outstanding. The Company has no additional borrowing availability under the Acquisition Credit Facility and approximately $11.3 million under the Revolving Credit Facility. The Acquisition Credit Facility matures in quarterly installments from July 2001 until final payment in April 2004. The Revolving Credit Facility will mature in April 2004 and has no scheduled interim principal payments.

The Senior Subordinated Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by each Domestic Restricted Subsidiary that is a Material Subsidiary (as such terms are defined in the indenture for the Senior Subordinated Notes (the “Senior Subordinated Notes Indenture”)) (whether currently existing, newly acquired or created). Each such subsidiary guaranty (a “Subsidiary Guaranty”) will provide that the subsidiary guarantor, as primary obligor and not merely as surety, will irrevocably and unconditionally guarantee on an unsecured, senior subordinated basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of the Company under the Senior Subordinated Notes Indenture and the Senior Subordinated Notes, whether for payment of principal or of interest on the

Senior Subordinated Notes, expenses, indemnification or otherwise. As of October 27, 2001, none of the Company’s Domestic Restricted Subsidiaries was a Material Subsidiary, and therefore no Subsidiary Guaranty was in force or effect.

Amendment to the Bank Credit Facility

On December 10, 2001, the Bank Credit Facility was amended to (i) amend the definition of “Applicable Margin”; (ii) amend the definition of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and “Loan Value”, (iii) amend certain negative covenants, (iv) amend certain covenants relating to the “Leverage Ratio”, “Fixed Charge Coverage Ratio”, “Interest Coverage Ratio” and “Capital Expenditures” for fiscal 2002 and fiscal 2003 and add a “Senior Leverage Ratio” for fiscal 2003 and (v) waive the restriction of asset sales, in order to permit the sale of assets related to the optical business line.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (the “Statement”). As amended by FASB Statement No. 137, Deferral of the Effective Date of FASB Statement No. 133, the Statement is required to be adopted for all fiscal quarters in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company adopted the Statement effective with the first fiscal quarter of fiscal year 2002. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Based upon the Company’s derivative position at January 27, 2001, the Company, upon adoption, recorded an asset of approximately $0.1 million representing the fair market value of its interest rate swap agreement and an offsetting premium on its fixed rate debt. Subsequent changes in the fair value of the Company’s interest rate swap agreement were recognized immediately in earnings. The debt premium is being amortized to earnings over the life of the debt using the interest method. The interest rate swap agreement was terminated on October 19, 2001.

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

In August 2001, Statement of Financial Accounting Standards No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes FAS Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). FAS 144 is effective for the Company’s fiscal year ended January 25, 2003. Holdings is currently assessing, but has not yet determined, the impact of FAS 144 on its financial position and results of operations.

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

Interest Rates

At October 27, 2001, the Company had fixed-rate debt totaling $65.8 million in principal amount and having a fair value of $40.4 million. These instruments bear interest at a fixed rate and, therefore, do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease (to the holder) by approximately $3.3 million if interest rates were to increase by 10% from their levels at October 27, 2001 (i.e., an increase from the weighted average interest rate of 9.9% to a weighted average interest rate of 10.9%).

At October 27, 2001, the Company had variable-rate debt totaling $28.2 million in principal amount and having a fair value of $28.2 million. These borrowings are under the Bank Credit Facility. If interest rates were to increase by 10% from their levels at October 27, 2001, the Company would incur additional annual interest expense of approximately $0.2 million.

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

      None.

Item 3. Defaults upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information.

      None.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibit Index.

3.1(1)	Iron Age Certificate of Incorporation, as amended.

3.2(1)	Iron Age By-laws.

4.1(1)	Indenture dated as of April 24, 1998.

10.1(1)	Credit Agreement dated as of April 24, 1998.

10.2(1)	Security Agreement dated April 24, 1998.

10.3(1)	Intellectual Property Security Agreement dated April 24, 1998.

10.4(1)	Canadian Security Agreement dated April 24, 1998.

10.5(1)	Mortgage, Assignment of Leases and Rents, Fixture Filing, Security Agreement and Financing Statement dated February 26, 1997, as amended April 24, 1998.

10.6(1)	Intercompany Subordination agreement dated April 24, 1998.

10.7(1)	Subsidiary Guaranty dated April 24, 1998.

10.8(1)	Iron Age Trademark License Agreement with W.L Gore & Associates, Inc. dated August 15, 1994.

10.9(1)	Falcon Trademark License Agreement with W.L. Gore & Associates, Inc. dated July 25, 1994.

10.10(1)	Falcon Manufacturing Certification Agreement with W.L Gore & Associates, Inc. dated July 25, 1994.

10.11(1)	General Services Administration Contract effective July 26, 1994, as modified May 24, 1995.

10.12(1)	Amended and Restated Management Agreement dated as of February 26, 1997.

10.13(1)	Stockholders Agreement dated as of February 26, 1997.

10.14(1)	Amendment No. 1 to Stockholders Agreement dated as of March 25, 1997.

10.15(1)	American Home Assurance Company Joinder to the Stockholders Agreement dated as of March 25, 1997.

10.16(1)	Banque Nationale de Paris Joinder to the Stockholders Agreement dated as of March 25, 1997.

10.17(1)	Stock Option Plan dated February 26, 1997.

10.18(1)	Securities Purchase Agreement dated February 26, 1997.

10.19(1)	Stock Purchase Agreement dated as of December 26, 1996.

10.20(1)	Amendment No. 1 to the Stock Purchase Agreement dated as of February 26, 1997.

10.21(1)	Pittsburgh, Pennsylvania Lease Agreement dated March 1, 1993, as amended June 2, 1994, as amended June 12, 1996, as amended December 10, 1997.

10.22(1)	Jerusalem, New York Lease Agreement dated December 9, 1992, as amended January 1, 1994, as amended April 1997.

10.23(1)	Jerusalem, New York Lease Agreement dated June 20, 1997, as amended January 9, 1998.

10.24(1)	Lewiston, Maine Lease Agreement dated January 14, 1994.

10.25(1)	Lewiston, Maine Lease Agreement dated November 30, 1990, as amended June 8, 1994.

10.26(1)	Ontario, Canada Lease Agreement dated June 11, 1991, as amended November 23, 1995.

10.27(1)	Jensen Employment Agreement dated February 26, 1997.

10.28(1)	Mills Employment Agreement dated November 20, 1995.

10.29(1)	McDonough Employment Agreement dated November 20, 1995.

10.30(1)	Johanson Employment Agreement date August 1, 1994.

10.31(1)	Johanson Non-Competition Agreement dated August 1, 1994.

10.32(2)	Taaffe Severance Agreement dated January 13, 1999.

10.33(2)	Taaffe Agreement and General Release dated January 13, 1999.

10.34(2)	Letter Waiver to Banque Nationale de Paris Credit Agreement dated August 28, 1998.

10.35(2)	Amendment No. 2 and Waiver to Banque Nationale de Paris Credit Agreement dated February 26, 1999.

10.36(2)	Election to reduce Acquisition Commitment of Banque Nationale de Paris Credit Agreement dated March 5, 1999

10.37(3)	Amendment No. 3 to Banque Nationale de Paris Credit Agreement dated June 23, 1999.

10.38(4)	Amendment No. 4 to Banque Nationale de Paris Credit Agreement dated March 17, 2000.

10.39(4)	Amendment No. 1 to Stock Option Plan dated April 8, 1999.

10.40(4)	Amendment No. 2 to Stock Option Plan dated January 29, 2000.

10.41(4)	Johanson Consulting Agreement dated February 1, 2000.

10.42(4)	Certificate of Designation, Preferences and Rights of the Series B Preferred Stock of Iron Age Holdings Corporation dated December 29, 1999.

10.43(5)	Amendment No. 5 to Banque Nationale de Paris Credit Agreement dated September 15, 2000.

10.44(6)	Certificate of Designation, Preferences and Rights of the Series C Preferred Stock of

Iron Age Holdings Corporation dated December 29, 2000.

10.45(6)	Amendment No. 6 to Banque Nationale de Paris Credit Agreement dated April 24, 2001.

10.46	Amendment No. 7 to Banque Nationale de Paris Credit Agreement dated December 10, 2001.

21.1(1)	Subsidiaries of Iron Age.

(1)	Incorporated by reference to the similarly numbered exhibit in the Company’s Registration Statement on Form S-4, No. 333-57009, filed June 17, 1998.

(2)	Incorporated by reference to the similarly numbered exhibit in the Company’s Annual Report on Form 10-K, filed April 30, 1999.

(3)	Incorporated by reference to the similarly numbered exhibit in the Company’s Quarterly Report on Form 10-Q, filed September 14, 1999.

(4)	Incorporated by reference to the similarly numbered exhibit in the Company’s Annual Report on Form 10-K, filed April 18, 2000.

(5)	Incorporated by reference to the similarly numbered exhibit in the Company’s Quarterly Report on Form 10-Q, filed December 11, 2000.

(6)	Incorporated by reference to the similarly numbered exhibit in the Company’s Annual Report on Form 10-K, filed April 26, 2001.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the third quarter ended October 27, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON AGE CORPORATION

By: /s/ Bart R. Huchel

Dated: December 11, 2001	Name: Bart R. Huchel Title: Executive Vice President Chief Financial Officer (Principal financial and accounting officer)