Form 10-K
period 2002-01-26
IRON AGE CORP
filed 2002-04-25
CIK 1061792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended: January 26, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from: ________________ to ________________

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

(Applicable only to corporate registrants:) On April 25, 2002, all of the voting stock of Iron Age Corporation was held by Iron Age Holdings Corporation (“Holdings”), a Delaware corporation.

As of April 25, 2002, Iron Age Corporation had 1,000 shares of Common Stock issued and outstanding.

Documents incorporated by reference: None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [ X ]

FORM 10-K INDEX

       Reference in this Annual Report on Form 10-K is made to the Iron Age®, Knapp® and Grabber® trademarks, which are owned by Iron Age Holdings Corporation or its subsidiaries.

Part I

Item 1. Business

     Iron Age Corporation (the “Company” or “Iron Age”) is a leading distributor of safety shoes in the United States. The Company’s primary business is the specialty distribution of safety, work and uniform related shoes primarily under the Iron Age®, Knapp® and Grabber® brand names, which comprised 97% of fiscal 2002 sales. The Company also distributes footwear directly to retail and wholesale customers through its wholesale division and manufacturing subsidiary Falcon Shoe Mfg. Co. (“Falcon”). The Company distributes directly to its customers over 300 styles of footwear under the Iron Age, Knapp and Grabber brand names. The Iron Age, Knapp and Grabber products and services are marketed principally to industrial, service and government employers, most of which require safety shoes to be worn at the workplace and provide purchase subsidies under employer safety programs to the end-user employee.

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

     On April 24, 1998, (i) Holdings issued its 12 1/8% Senior Discount Notes due 2009 (the “Discount Notes”) in an aggregate principal amount at maturity of $45.14 million, (ii) the Company issued its 9 7/8% Senior Subordinated Notes due 2008 (the “Senior Subordinated Notes”) in an aggregate principal amount of $100.0 million, and (iii) Holdings and the Company entered into a new credit facility (the “Bank Credit Facility”) that, as amended, provides for a $41.1 million senior secured credit facility consisting of a $20.0 million revolving working capital facility (the “Revolving Credit Facility”)and a $21.1 million acquisition term loan facility (the “Acquisition Term Loan”). Holdings and the Company used excess cash and net proceeds from the Discount Notes, the Senior Subordinated Notes and the Bank Credit Facility to repay the Old Credit Facility, repay the Old Subordinated Notes and redeem the Holdings Series A Preferred Stock. The transactions described in this paragraph are collectively referred to herein as the “April 1998 Transactions.”

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

     Government sales, which include armed forces, penal institutions, federal, state, and local municipal employees or civilian employees, are made to two primary purchasers: GSA (“Government Services Administration”)-contracted vendors and the military. GSA-contracted purchases of safety shoes include retail sales to GSA-contracted vendors through store and shoemobile service and catalog operations. These orders are made for a variety of purposes and activities and involve a wide range of products. Suppliers bid for these orders on the basis of product style and quality, distribution capability and customer service. Sales to the military consist of price-sensitive, large-volume orders that are designed to strict specifications and are generally bid directly by the manufacturers. Style selection is minimal and geared towards a specific purpose.

     The retail/mass merchandiser sector includes large retail chain stores, specialty retailers and other retail outlets. This is a source of low-end, protective footwear, the buyers of which include workers whose employers do not have company-sponsored programs as well as self-employed individuals, occupational users and agricultural workers.

     The Company primarily services industrial companies throughout North America. During fiscal 2002, the Company’s customer base was significantly affected by the general economic downturn, which included plant closings and employee layoffs. From the US Department of Labor, according to the Bureau of Labor Statistics on Laborers, from February 2001 to February 2002, total unemployment has risen from approximately 7% to approximately 9% in the industrial services sector. Further, unemployment in the Durable Goods Manufacturing sector has risen more than 3% from February 2001 to a level of 7.5% in February 2002. The economic downturn had a significant adverse impact on the Company’s results of operations. In addition, the work shoe market is a mature industry that has experienced limited growth in the recent past.

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

     Catalog Direct and E-Commerce. The Company reaches both large and small customers with its safety shoe catalogs and web site. These sectors of the Company’s business provide direct service to certain customers who are either too small or do not require direct shoemobile service or who are remotely located. Sales are promoted through a combination of the product catalogs, the web site, the Company’s field sales force and trade advertising.

     In-Plant Stores. To add further flexibility to its distribution capabilities, the Company offers large-volume customers an in-plant store program, which provides the customer with a base stock of inventory and a sales staff to manage the store on-site at the customer’s manufacturing facility. The customer provides the Company with the necessary store space and all utilities.

     Consumer Channels. The Company markets primarily Knapp branded product directly to consumers through a Direct Mail and Counselor (independent sales representatives) business unit.

     Falcon Manufacturing. Through its Falcon subsidiary, the Company manufactures private label footwear for such well known customers as L.L. Bean, Inc., Cabela’s Inc., LaCrosse Footwear and Black Diamond.

Products

     The Company’s product line addresses a full range of protective footwear applications covering all six ANSI categories and non-slip footwear in styles for both men and women in both steel and non-metallic toe caps. Product categories include work, athletic, hikers, metatarsal, dress/casual and rubber footwear and consist of over 300 individual styles ranging in price from $15.00 for an inexpensive steel PVC boot to a $188.00 leather waterproof boot. The Company’s safety footwear is manufactured in more than 300 length and width combinations, ranging in sizes from 5 to 17. Sales of Iron Age products are concentrated in traditional, well-established styles, with sales of new styles representing less than 18% of net sales in fiscal 2002 and less than 6% of net sales in fiscal 2001. All the Company’s work and safety shoes and boots are designed, manufactured and laboratory tested to meet or exceed applicable ANSI Standards. Through its long-standing relationship with users of safety footwear, the Company has assembled a product line that is widely regarded as the industry’s most complete. In addition to the Iron Age product line, the Company distributes work, service oxfords, non-slip and high-end work and hunting boots under the brand names Knapp, Grabber and other consumer brands.

     The Company has successfully adapted its product line to meet new customer demands and substantially increased the categories and types of footwear offered. As the safety shoe market has diversified, the Company has modified its product line, moving from the basic heavy-duty styles toward casual, lightweight safety footwear that meet the needs of professional, light industrial and service sector employees.

Manufacturing

     Company Facilities. Work shoes are manufactured in the Falcon facility in Lewiston, Maine, primarily for sale by the Company under the Iron Age and Knapp brand names. In addition, the Company sells work shoes manufactured at the Falcon facility directly to third parties, including L.L. Bean, Inc., Cabela’s Inc., LaCrosse Footwear and Black Diamond. Falcon manufactures approximately 20% of total pairs of shoes sold by the Company.

     Outside Suppliers. As a result of its market leadership position and long operating history, the Company has developed key supply arrangements with 37 leading footwear manufacturers in twelve countries: the United States, China, Korea, Canada, Mexico, Maylasia, Dominican Republic, United Kingdom, Thailand, Vietnam, Macau and the Netherlands. Although in fiscal 2002 one supplier in China manufactured approximately 29% of the pairs of shoes sold by the Company, the Company does not believe that it is dependent upon any specific supplier for its product manufacturing. In fiscal 2002, 65% of its total pairs sold were produced by foreign suppliers, with 59% produced in China. The Company has not experienced any material adverse effects as a result of any economic downturn in Asia. However, the economic climate could have an adverse effect on the Company’s suppliers located in Asia. The Company believes that it could find alternative manufacturing sources for those products it currently sources from Asia, including its largest supplier in China, through its existing relationships with independent third-party manufacturing facilities located outside of Asia. However, the loss of a substantial portion of this manufacturing capacity or the inability of Asian suppliers to provide products on schedule or on terms satisfactory to the Company, could have a material adverse effect on the Company’s business, financial condition or results of operations during the transition to alternative manufacturing facilities.

     Transportation/Freight. The Company utilizes its own trucks as well as common carriers to deliver product orders from its Penn Yan distribution center and Falcon manufacturing subsidiary to its mobile and store centers.

Competition

     The work shoe market is highly competitive. Management believes that competition in the industry is based on distribution capabilities, retail presence, brand name recognition, corporate relationships, systems, service, product characteristics, product quality and price. The Company’s major competitors in the safety shoe sector of the work shoe industry are Lehigh (a subsidiary of Citicorp Venture Capital), Hy-Test (a subsidiary of Wolverine World Wide, Inc.) and Red Wing Shoe Co. Some of the Company’s competitors have greater financial and other resources than the Company. Because of the lack of reliable published statistics, the Company is unable to state with certainty its position in the work shoe industry. Market shares in the work shoe industry are highly fragmented and no one company has a dominant market position. However, the Company believes that it is the largest provider of work shoes in the work shoe industry.

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

Employees

     As of January 26, 2002, the Company employed 787 people in sales and distribution, manufacturing and administration. None of the Company’s employees is presently covered by collective bargaining agreements. Management considers its employee relations to be good.

Item 2. Properties.

     The Company’s executive offices are located in Pittsburgh, Pennsylvania. All of the Company’s properties are maintained on a regular basis and are adequate for the Company’s present requirements.

     The following table identifies, as of January 26, 2002, the principal properties utilized by the Company.

			Square
Facility	Own/Lease	Location	Footage(1)

Corporate Headquarters	Lease	Pittsburgh, Pennsylvania	20,000
Distribution Facility	Own	Penn Yan, New York	175,000
Falcon Manufacturing Facility	Lease	Lewiston, Maine	120,000

(1)	Square footage has been rounded up to the nearest 500 square feet.

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

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     As of April 25, 2002, the Company had 1,000 authorized shares of common stock, par value $1.00, all of which were issued and outstanding and held by Holdings. There is no established public trading market for the Company’s common stock. The Company’s ability to pay dividends is limited under an indenture dated as of April 24, 1998 between the Company and The Chase Manhattan Bank, as trustee (the “Indenture”).

Item 6. Selected Financial Data.

     The following table sets forth selected historical consolidated financial data of the Company and its predecessors for the five-year period ended January 26, 2002, which was derived from audited consolidated financial statement of the Company and its predecessors. The following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements of the Company and accompanying notes thereto included in Item 8 of this Annual Report on Form 10-K.

	Successor							Predecessor

	Fiscal Years Ending(1)

							February 27,	January 26,
							1997 through	1997 through
	January 26,		January 27,	January 29,	January 30,		January 31,	February 26,
	2002		2001	2000	1999		1998(2)	1997

	(Thousands of Dollars)
Summary of Operations:
Net sales	$105,517		$118,932	$120,351	$124,294		$107,769	$10,937
(Loss) income before extraordinary items	$(4,892)		$173	$248	$(1,590)		$1,957	$(195)

Net (loss) income	$(4,892	)(8)	$2,458 (7)	$2,052 (6)	$(5,605	)(4)(5)	$1,957	$(195	) (3)
Financial Position at Year End:
Total assets	$155,462		$166,247	$169,964	$179,228		$174,792	$—
Total debt	$92,720		$98,466	$109,123	$123,674		$101,675	$—
Holdings Series A Preferred Stock (9)	$—		$—	$—	$—		$17,031	$—
Holdings Series B Preferred Stock (10)	$8,300		$6,647	$5,361	$—		$—	$—
Holdings Series C Preferred Stock (11)	$6,545		$5,152	$—	$—		$—	$—

(1)	The Company utilizes a fiscal year of 52 or 53 weeks, ending on the last Saturday in January. Each of the Company’s fiscal years set forth herein contained 52 weeks except for its fiscal year ended January 31, 1998 which contained 53 weeks.

(2)	The Summary of Operations data for the period February 27, 1997 through January 31, 1998 include the results of Knapp since it was acquired by the Company on March 14, 1997.

(3)	Includes $1,054 of non-cash stock-based compensation and $1,000 of non-recurring management bonuses paid in connection with the Fenway Acquisition.

(4)	Includes an extraordinary loss on early extinguishment of debt, net of tax effect, of $4,015 and compensation payments to certain members of management of Iron Age, net of tax effect, of $1,285 incurred in connection with the April 1998 Transactions.

(5)	Includes a gain of $1,678 related to the sale of the Dunham trademark and related trademarks on August 31, 1998.

(6)	Includes an extraordinary gain of $1,804, net of tax effect of $1,310, due to the repurchase, at a discount, of a portion of the Senior Subordinated Notes related to the July 1999 Transaction and the September 1999 Transaction.

(7)	Includes an extraordinary gain of $2,285, net of tax effect of $1,655, due to the repurchase, at a discount, of a portion of the Senior Subordinated Notes related to the October 2000 Transaction.

(8)	Includes a loss of $1,860 related to the sale of the vision products business line on December 14, 2001.

(9)	The Holdings Series A Preferred Stock is included in the Company’s consolidated financial statements for financial reporting purposes since the Company paid a dividend of $13,700 to Holdings from the proceeds of the Transactions that was used to redeem a portion of the Holdings Series A Preferred Stock.

(10)	The Holdings Series B Preferred Stock is included in the Company’s consolidated financial statements for financial reporting purposes since the proceeds of the Holdings Series B Preferred Stock was used to retire a portion of the Company’s Senior Subordinated Notes.

(11)	The Holdings Series C Preferred Stock is included in the Company’s consolidated financial statements for financial reporting purposes since the proceeds of the Holdings Series C Preferred Stock was used to retire a portion of the Company’s Senior Subordinated Notes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following is management’s discussion and analysis of the financial condition and results of operations of the Company for the fiscal years ended January 26, 2002(“fiscal 2002”), January 27, 2001 (“fiscal 2001”), and January 29, 2000 (“fiscal 2000”). This discussion and analysis should be read in conjunction with, and is qualified in its entirety by, “Selected Financial Data” and the consolidated financial statements and accompanying notes thereto included in Item 8 of this Annual Report on Form 10-K.

Overview

     The Company’s primary business is the specialty distribution of safety, work, uniform and non-slip shoes directly to end users primarily under the Iron Age, Knapp and Grabber brand names, which comprised 97% of fiscal 2002 sales. The Company also distributes footwear directly to retail and wholesale customers through its wholesale division and its manufacturing subsidiary Falcon. Falcon manufactures approximately 20% of total pairs of shoes sold by the Company. In addition, the Company began distributing prescription safety eyewear, on a limited basis, in conjunction with the acquisition of a regional distributor in April 1998. The Company sold its prescription safety eyewear business line in December 2001, as discussed below. The Company’s net sales decreased by 11.3% in fiscal 2002. The decrease in net sales was due primarily to a decline in the general economic environment, which included plant closings and employee layoffs by the Company’s customers.

Certain Transactions

     On October 20, 2000, Holdings purchased $16.4 million in principal amount of its outstanding Senior Subordinated Notes for $11.9 million. The purchase was funded by $7.1 million of borrowings under the Bank Credit Facility and the issuance of $4.8 million of Series C Preferred Stock of Holdings (the “Holdings Series C Preferred Stock”) to Fenway Partners Capital Fund II, L.P. (“Fenway II”), an affiliate of Holdings’ majority stockholder, Fenway. Holdings recorded an extraordinary gain of $2.3 million, net of unamortized deferred financing costs of $0.6 million, and income taxes of $1.7 million. Following the purchase, such principal amount of the Senior Subordinated Notes was retired. The transaction described in this paragraph is referred to as the “October 2000 Transaction.” The Company may, under favorable market conditions, repurchase additional Senior Subordinated Notes.

     On September 22, 1999, Holdings purchased $9.0 million in principal amount of its outstanding Senior Subordinated Notes for $7.1 million. The purchase was funded by $4.7 million of borrowings under the Bank Credit Facility and the issuance of $2.4 million of Series B Preferred Stock of Holdings (the “Holdings Series B Preferred Stock”) to Holdings’ majority stockholder, Fenway. Holdings recorded an extraordinary gain of $0.9 million, net of unamortized deferred financing costs of $0.4 million, and income taxes of $0.6 million. Following the purchase, such principal amount of the Senior Subordinated Notes was retired. The transaction described in this paragraph is referred to as the “September 1999 Transaction.”

     On July 20, 1999, Holdings purchased $9.6 million in principal amount of its outstanding Senior Subordinated Notes for $7.7 million. The purchase was funded by $5.1 million of borrowings under the Bank Credit Facility and the issuance of $2.6 million of Holdings Series B Preferred Stock to Holdings’ majority stockholder, Fenway. Holdings recorded an extraordinary gain of $0.9 million, net of unamortized deferred financing costs of $0.4 million, and income taxes of $0.7 million. Following the repurchase, such principal amount of the Senior Subordinated Notes was retired. The transaction described in this paragraph is referred to as the “July 1999 Transaction.”

     On August 29, 2000, Fenway II purchased Discount Notes with a face value of approximately $7.3 million for approximately $1.4 million. The purchase resulted in an income tax liability to Holdings of approximately $0.9 million. In October 2000, Fenway II funded the income tax liability through a capital contribution.

     On February 7, 2000, Fenway purchased Discount Notes with a face value of approximately $10.0 million for approximately $1.9 million. The purchase resulted in an income tax liability to Holdings of approximately $1.3 million. In May 2000, Fenway funded the income tax liability through a capital contribution. On February 6, 2001, Fenway transferred the Discount Notes to Fenway II.

     On December 14, 2001, the Company sold the assets of its vision products business line, which consisted primarily of inventory, accounts receivable, fixed assets and certain intangible assets with a carrying value of approximately $2.6 million and revenues of approximately $1.2 million to AEARO Company I for approximately $0.7 million. The sale resulted in a loss of approximately $1.9 million. The Company’s net income from the vision products business line was not material.

     On May 25, 1999, the Company sold the assets of its safety and medical products line, a component of Safety Supplies’ business, which consisted primarily of inventory, with a carrying value of approximately $0.4 million to Stratford Safety Products, Inc. for $0.5 million. The sale resulted in a gain of approximately $0.1 million, which was reflected as a reduction of goodwill that was recorded in connection with the acquisition of Safety Supplies. The Company’s net income from the safety and medical products line was not material.

Critical Accounting Policies

Allowance for Doubtful Accounts-Methodology

     The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit ratings), the Company records a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount reasonably believed will be collected. For all other customers, the Company recognizes reserves for bad debts based upon historical bad debt experience ranging from approximately 4% of total outstanding receivables to approximately 12% for amounts delinquent more than 60 days. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount.

Inventories — Slow Moving and Obsolescence

     Historically, a reserve has not been necessary. Merchandise risk is not considered inherent to industrial footwear as merchandise is not tied as closely to fashion trends as consumer footwear. Although the Company has recently increased its purchased volume of outside branded product, the Company does not believe this increases the risk of obsolescence as the incremental sales of outside brands are at the high-end of the market, which is a smaller segment of the overall market. The Company routinely reviews the on-hand merchandise to identify slowdowns in particular products and follows up with sales promotions to sell that specific footwear.

Goodwill

     The Company evaluates the carrying value of goodwill for potential impairment on an ongoing basis. Such evaluation considers projected future operating results, trends and other circumstances. By applying the standards of Financial Accounting Standards Board (FASB) Statement No. 122, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, the Company has determined that future undiscounted cash flows support the carrying value of goodwill and that no impairment was necessary at January 26, 2002. If future undiscounted cash flows were to be 10% less than the projected amounts, an impairment charge would be necessary.

     FASB Statement No. 141, “Business Combinations”, and FASB Statement No. 142, “Goodwill and Other Intangible Assets”, are effective for the Company’s fiscal year ended January 25, 2003. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. The Company is currently assessing, but has not yet determined the impact, including the potential for an impairment charge in accordance with the Statements, on its financial position and results of operations.

11

Debt

     The Critical Accounting Policy relating to Debt is discussed below in Liquidity and Capital Resources.

Results of Operations

     The following table sets forth for the periods indicated certain historical income statement data derived from the consolidated statement of income of the Company.

	Fiscal 2002	Fiscal 2001	Fiscal 2000

Income Statement Data:
Net sales	$105,517	$118,932	$120,351
Gross profit	53,884	61,701	60,826
Selling, general and	41,951	43,400	41,515
administrative Depreciation and amortization	6,269	5,655	5,454
Loss on divestiture	1,860	—	—
Operating income	3,804	12,646	13,857
Interest expense	8,636	11,389	12,191
Provision for income taxes	60	1,084	1,418
Extraordinary gain, net of tax effect	—	2,285	1,804
Other Data:
Gross profit margin	51.1%	51.9%	50.5%
Operating income margin	3.6%	10.6%	11.5%

Fiscal 2002 Compared to Fiscal 2001

     Net Sales. Net sales for fiscal 2002 were $105.5 million compared to $118.9 million for fiscal 2001, a decrease of $13.4 million, or 11.3%. The decrease in net sales was primarily attributable to decreased sales of $12.5 million, or 10.5%, in the Company’s primary footwear distribution business line, including decreases of approximately $9.0, or 7.6%, due to a decline in the general economic environment, which included plant closings and employee layoffs that affected the Company’s customers. In addition, a decrease of approximately $1.6 million, or 1.4%, related to the loss of a large customer order that occurred in fiscal 2001 and did not occur in fiscal 2002. The decrease in fiscal 2002 was also attributable to a decrease of approximately $1.9 million, or 1.6%, in the Company’s branded wholesale business line due to reduced sales to the Company’s primary wholesale customer, Quality Stores, Inc., which filed for protection under Chapter 11 in fiscal 2002. The decrease in fiscal 2002 was also attributable to decreased sales to non-affiliated customers in the Company’s manufacturing subsidiary of $0.6 million, or 0.5% of the decrease in net sales. In addition, $0.3 million, or 0.2%, of the decrease was due to decreased sales in the Company’s vision products business line, which was sold in December 2001.

     Gross Profit. Gross profit for fiscal 2002 was $53.9 million compared to $61.7 million for fiscal 2001, a decrease of $7.8 million, or 12.6%. The decrease in gross profit was primarily related to the decrease in net sales as previously discussed. Total gross profit percentage decreased 0.8% to 51.1% in fiscal 2002 compared to fiscal 2001. The decrease in gross profit percentage was primarily related to a reduced gross profit percentage in the Company’s manufacturing subsidiary, relating to reduced sales and the effect of fixed manufacturing costs in that subsidiary.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2002 were $42.0 million compared to $43.4 million for fiscal 2001, a decrease of $1.4 million, or 3.2%, due primarily to the effect of employee related cost reductions, including salaries, wages and commissions, and decreases in advertising costs and bad debts. The decrease in selling, general and administrative expenses was partially offset by an increase of approximately $0.3 million or 0.7% in insurance costs, including various casualty and property coverages.

     Loss on Divestiture. Loss on divestiture for fiscal 2002 was $1.9 million. The loss on divestiture relates to the sale of the vision products business line in December 2001 as discussed above. A provision for impairment of $1.8 million was established for the third quarter ended October 27, 2001 because the Company had committed to a plan to sell the assets. The provision for impairment included goodwill and certain other intangible assets, including customer lists, that the Company’s management deemed to be impaired.

     Operating Income. Operating income for fiscal 2002 was $3.8 million, or 3.6% of net sales, compared to $12.6 million, or 10.6% of net sales, for fiscal 2001. The decrease was primarily attributable to decreased net sales and the associated decrease in gross margins and the loss on divestiture, partially offset by decreased selling, general and administrative expenses as discussed above.

     Interest Expense. Interest expense for fiscal 2002 was $8.6 million compared to $11.4 million for fiscal 2001, a decrease of $2.8 million, or 24.6%. The decrease in interest expense was primarily attributable to decreased indebtedness of the Company related to the repurchase of a portion of the Senior Subordinated Notes of Iron Age in the October 2000 Transaction and by decreased indebtedness and lower interest rates under the Bank Credit Facility. In addition, the decrease in interest expense relates to the favorable change of approximately $0.8 million in the fair market value of the Company’s interest rate swap agreement due to decreases in interest rates for fiscal 2002. The interest rate swap agreement was terminated in October 2001.

     Income Tax Expense. Income tax expense for fiscal 2002 was a $0.06 million income tax expense compared to income tax expense of $1.1 million for fiscal 2001. Income tax benefit for fiscal 2002 differs from that of the statutory income tax rate due primarily to the nondeductibility of goodwill amortization. In addition fiscal 2002 included a charge of approximately $1.0 million related to the recognition of a valuation allowance against the deferred tax benefit for state net operating loss carryforwards. At January 26, 2002, the Company had available state net operating loss carryforwards of approximately $10.4 million, which expire in various years beginning in 2002 through 2019. The Company reviewed the likelihood of utilizing the state net operating loss carryforwards and determined that it is currently more likely than not that the benefit will not be realized. The Company will continually monitor its state tax position and may determine in the future that some or all of the state net operating losses will be realizable. At that point, the valuation allowance will be reduced to reflect the net realizable amount which will result in an increase in net income.

     Extraordinary Item. For fiscal 2001, the Company recorded an extraordinary gain of $2.3 million, net of a $1.7 million tax expense, due to the repurchase, at a discount, and subsequent retirement of a portion of the Senior Subordinated Notes in the October 2000 Transaction.

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

Liquidity and Capital Resources

Amendment to the Bank Credit Facility

     On December 10, 2001, the Bank Credit Facility was amended to (i) amend the definition of “Applicable Margin”; (ii) amend the definition of “EBITDA” and “Loan Value”, (iii) amend certain negative covenants, (iv) amend certain covenants relating to the “Leverage Ratio”, “Fixed Charge Coverage Ratio”, “Interest Coverage Ratio” and “Capital Expenditures” for fiscal 2002 and fiscal 2003 and add a “Senior Leverage Ratio” for fiscal 2003 and (v) waive the restriction of asset sales, in order to permit the sale of assets related to the optical business line.

Contractual Obligations and Commercial Commitments

	Payments Due by Period
	(Thousands of Dollars)
Contractual Obligations:	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-Term Debt	$92,002	$6,107	$20,895	$—	$65,000
Capital Lease Obligations	540	190	271	79	—
Operating Leases	6,234	2,908	2,964	362	—
Unconditional Purchase Obligations	12,300	12,300	—	—	—
Other Long-Term Obligations	178	178	—	—	—
Total Contractual Cash Obligations	$111,254	$21,683	$24,130	$441	$65,000

	Amount of Commitment Expiration Per Period
	(Thousands of Dollars)
Other Commercial Commitments:	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years

Lines of Credit(1)	$37,302	$6,107	$31,195	$—	$—
Guarantees	—	—	—	—	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	—	—	—	—	—
Total Commercial Commitments	$37,302	$6,107	$31,195	$—	$—

(1)	Includes $2,000 for Letters of Credit, which were available to the extent that available borrowings exceed such an amount.

     The Company’s primary cash needs are working capital, capital expenditures and debt service. The Company has financed cash requirements primarily through internally generated cash flow and funds borrowed under Holdings’ and the Company’s credit amounts.

     Net cash provided by operating activities was $9.3 million in fiscal 2002, as compared to net cash provided by operating activities of $6.0 million in fiscal 2001 and net cash provided by operating activities of $8.7 million in fiscal 2000. The increase in cash provided by operating activities in fiscal 2002 from fiscal 2001 is primarily the result of overall decreases in its working capital amounts.

     The Company’s investing activities for fiscal 2002 consisted of capital expenditures of approximately $1.5 million for improvements in footwear retail stores, shoemobiles and equipment and approximately $1.1 million related to the acquisition of software for internal use (included in “Other noncurrent assets” on the Balance Sheet). The Company’s investing activities for fiscal 2001 consisted of capital expenditures of $1.9 million for improvements in footwear and vision retail stores, shoemobiles and equipment and expenditures of approximately $2.5 million related to the acquisition of software for internal use (included in “Other noncurrent assets” on the Balance Sheet).

     The Company used approximately $6.0 million for financing activities in fiscal 2002, which primarily consisted of payments related to the Bank Credit Facility, including approximately $3.8 million in payment of the Acquisition Term Loan. The Company used approximately $1.7 million from financing activities in fiscal 2001, which included payments of approximately $1.5 million related to the Bank Credit Facility, excluding the October 2000 Transaction. The Company’s financing activities also included a borrowing of $7.1 million on the Bank Credit Facility in October 2000. The proceeds were used to pay for the repurchase of a portion of the Senior Subordinated Notes in the October 2000 Transaction. The remaining portion of the repurchase was provided by a $4.8 million aggregate equity contribution from Holdings. The amount of such equity contribution was provided to Holdings by a $4.8 million aggregate equity contribution from Fenway II, an affiliate of Holdings’ majority stockholder, Fenway, for which Fenway II received Holdings Series C Preferred Stock. The Company used approximately $6.0 million from financing activities in fiscal 2000, which consisted of payments of approximately $5.5 million related to the Bank Credit Facility, excluding the July 1999 Transaction and the September 1999 Transaction. The Company’s financing activities also included a borrowing of $5.1 million on the Bank Credit Facility in July 1999 and a borrowing of $4.7 million in September 1999. The proceeds were used to pay for the repurchase of a portion of the Senior Subordinated Notes in the July 1999 Transaction and the September 1999 Transaction. The remaining portion of the repurchase was provided by a $4.9 million aggregate equity contribution from Holdings. The amount of such equity contribution was provided to Holdings by a $4.9 million aggregate equity contribution from Holdings’ majority stockholder, Fenway, for which Fenway received Holdings Series B Preferred Stock.

     The Company’s total working capital as of January 26, 2002 was $33.4 million. At January 27, 2001, working capital was $38.9 million. The primary reason for the decrease to working capital were decreases in certain working capital items, primarily accounts receivable and inventory and an increase in current maturities of long-term debt of the Bank Credit Facility.

     Cash flow from operations for fiscal 2002 was sufficient to cover debt service requirements under the Bank Credit Facility. The Company’s ability to make scheduled payments of principal, or to pay the interest or premium (if any) on, or to refinance, its indebtedness (including the Senior Subordinated Notes), or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the Bank Credit Facility, will be adequate to meet the Company’s anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on its indebtedness through fiscal 2003. However, there can be no assurance that the Company’s business will generate sufficient cash flow from operations or that future borrowing will be available under the Bank Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Senior Subordinated Notes, or to make capital expenditures.

     As of January 26, 2002 the Company’s debt consisted of the Senior Subordinated Notes, the Bank Credit Facility and certain other debt. As of January 26, 2002, the Bank Credit Facility, as amended, consisted of the $21.1 million Acquisition Term Loan and the $20.0 million Revolving Credit Facility. The Company’s other debt of $0.7 million consisted of capital leases and other notes. As of January 26, 2002, approximately $17.3 million of the Acquisition Term Loan and approximately $9.7 million of the Revolving Credit Facility were outstanding. The Company had additional no borrowing availability under the Acquisition Term Loan and had approximately $10.3 million availability under the Revolving Credit Facility. The Acquisition Term Loan matures in quarterly installments from July 2001 until final payment in April 2004. The Revolving Credit Facility will mature in April 2004 and has no scheduled interim principal payments.

     The Senior Subordinated Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by each Domestic Restricted Subsidiary that is a Material Subsidiary (as such terms are defined in the indenture for the Senior Subordinated Notes (the “Senior Subordinated Notes Indenture”)) (whether currently existing, newly acquired or created). Each such subsidiary guaranty (a “Subsidiary Guaranty”) will provide that the subsidiary guarantor, as primary obligor and not merely as surety, will irrevocably and unconditionally guarantee on an unsecured, senior subordinated basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of the Company under the Senior Subordinated Notes Indenture and the Senior Subordinated Notes, whether for payment of principal or of interest on the Senior Subordinated Notes, expenses, indemnification or otherwise. As of January 26, 2002, none of the Company’s Domestic Restricted Subsidiaries was a Material Subsidiary, and therefore no Subsidiary Guaranty was in force or effect.

Debt Covenants

     The Company’s Bank Credit Facility, which is guaranteed by Holdings, requires Holdings to maintain certain financial ratios as discussed in Note 7 to Holdings’ consolidated financial statements. Holdings and the subsidiaries whose debt Holdings guarantees complied with these covenants as of January 26, 2002. If the Company defaults on this debt, due to cross-default provisions in the indentures for the Senior Discount Notes and Senior Subordinated Notes, this debt would also be in default. The Company’s ability to avoid a default will depend on an improvement in its results of operation in the fiscal year ending January 25, 2003. Expectations of future operating results and continued compliance with the debt covenants cannot be assured. If projections of future operating results are not achieved and waivers are not obtained and the debt is in default, the Company could experience a material adverse impact on its reported financial position and results of operations.

Recently Issued Accounting Standards

     Effective January 28, 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Based upon the Company’s derivative position at January 27, 2001, the Company, upon adoption, recorded an asset of approximately $0.1 million representing the fair market value of its interest rate swap agreement and an offsetting premium on its fixed rate debt. Subsequent changes in the fair value of the Company’s interest rate swap agreement were recognized immediately in earnings. The debt premium is being amortized to earnings over the life of the debt using the interest method. The interest rate swap agreement was terminated on October 19, 2001.

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

     In August 2001, Statement of Financial Accounting Standards No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes FAS Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). FAS 144 is effective for the Company’s fiscal year ended January 25, 2003. The Company is currently assessing, but has not yet determined, the impact of FAS 144 on its financial position and results of operations.

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

17

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

Interest Rates

     At January 26, 2002, the Company had fixed-rate debt totaling $65.7 million in principal amount and having a fair value of $30.6 million. These instruments bear interest at a fixed rate and, therefore, do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease (to the holder) by approximately $2.4 million if interest rates were to increase by 10% from their levels at January 26, 2002 (i.e., an increase from the weighted average interest rate of 9.9% to a weighted average interest rate of 10.9%). At January 27, 2001, the Company had fixed-rate debt totaling $65.9 million in principal amount and having a fair value of $45.4 million, which would have decreased to $41.8 million had interest rates increased 10% from January 27, 2001 levels.

     At January 26, 2002, the Company had variable-rate long-term debt totaling $27.0 million in principal amount and having a fair value of $27.0 million. These borrowings are under the Bank Credit Facility (see “Notes to Consolidated Financial Statements-Note 7, Long-term debt”). If interest rates were to increase by 10% from their levels at January 26, 2002, the Company would incur additional annual interest expense of approximately $0.1 million. At January 27, 2001, the Company had variable-rate debt totaling $32.6 million in principal amount and having a fair value of $32.6 million. The Company would have incurred additional interest expense of approximately $0.3 million had interest rates increased by 10% from their levels at January 27, 2001.

Foreign Exchange Rates

     A substantial majority of the Company’s sales, expenses and cash flows are transacted in U.S. dollars. For the fiscal year ended January 26, 2002, sales denominated in currencies other than U.S. dollars (primarily Mexican peso and the Canadian dollar) totaled $6.3 million, or approximately 6.0% of total sales. Net loss denominated in currencies other than U.S. dollars was $0.4 million for the fiscal year ended January 26, 2002. An adverse change in exchange rates of 10% would have resulted in a decrease in sales of $0.6 million and an increase in net loss of approximately $0.04 million for the year ended January 26, 2002. The Company’s subsidiaries that operate in Mexico and Canada have certain accounts receivable and payable accounts in their home currencies which further mitigate the impact of foreign exchange rate changes. The Company has no foreign currency exchange contracts.

18

Item 8. Financial Statements and Supplementary Data.

Iron Age Corporation
(a wholly owned subsidiary of Iron Age Holdings Corporation)

Consolidated Financial Statements

Years ended January 26, 2002 and January 27, 2001

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Iron Age Corporation

We have audited the accompanying consolidated balance sheets of Iron Age Corporation (a wholly owned subsidiary of Iron Age Holdings Corporation) (the “Company”) as of January 26, 2002 and January 27, 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended January 26, 2002, January 27, 2001 and January 29, 2000. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iron Age Corporation at January 26, 2002 and January 27, 2001, and the consolidated results of its operations and its cash flows for the years ended January 26, 2002, January 27, 2001 and January 29, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, in 2001 the Company changed its method of accounting for derivative financial instruments to conform with the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

Ernst & Young LLP

Pittsburgh, Pennsylvania
March 28, 2002

Iron Age Corporation
(a wholly owned subsidiary of Iron Age Holdings Corporation)

Consolidated Balance Sheets

	January 26,	January 27,
	2002	2001

	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$615	$82
Accounts receivable, net	14,066	16,960
Inventories	32,089	33,452
Prepaid expenses	2,120	2,386
Deferred income taxes	726	839

Total current assets	49,616	53,719
Other noncurrent assets	3,633	3,656
Property and equipment, net	9,253	10,210
Intangible assets, net	92,960	98,662

Total assets	$155,462	$166,247

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$6,475	$5,194
Accounts payable	4,687	3,027
Accrued expenses	5,076	6,555

Total current liabilities	16,238	14,776
Long-term debt, less current maturities	86,245	93,272
Other noncurrent liabilities	390	380
Deferred income taxes	5,589	5,777

Total liabilities	108,462	114,205
Commitments and contingencies	—	—
Series B redeemable preferred stock	8,300	6,647
Series C redeemable preferred stock	6,545	5,152
Stockholders’ equity:
Common stock, $1 par value, 1,000 shares authorized, issued and outstanding	1	1
Additional paid-in capital	44,466	44,466
Accumulated deficit	(11,941)	(4,003)
Accumulated other comprehensive loss	(371)	(221)

Total stockholders’ equity	32,155	40,243

Total liabilities and stockholders’ equity	$155,462	$166,247

See accompanying notes.

Iron Age Corporation
(a wholly owned subsidiary of Iron Age Holdings Corporation)

Consolidated Statements of Operations

	January 26, 2002	Year Ended January 27, 2001	January 29, 2000

	(In Thousands)
Net sales	$105,517	$118,932	$120,351
Cost of sales	51,633	57,231	59,525

Gross profit	53,884	61,701	60,826
Selling, general and administrative	41,951	43,400	41,515
Depreciation	1,938	1,681	1,816
Amortization of intangible assets	4,331	3,974	3,638
Loss on divestiture	1,860	—	—

Operating income	3,804	12,646	13,857
Interest expense	8,636	11,389	12,191

(Loss) income before income taxes	(4,832)	1,257	1,666
Provision for income taxes	60	1,084	1,418

(Loss) income before extraordinary gain	(4,892)	173	248
Extraordinary gain, net of tax effect	—	2,285	1,804

Net (loss) income	$(4,892)	$2,458	$2,052

See accompanying notes.

Iron Age Corporation

(a wholly owned subsidiary of Iron Age Holdings Corporation)

Consolidated Statements of Stockholders’ Equity

	Common Stock				Other
			Paid-In	Accumulated	Comprehensive
	Shares	Amounts	Capital	Deficit	(Loss) Income	Total

	(In Thousands)
Balance at January 30, 1999	1,000	$1	$44,466	$(6,412)	$(186)	$37,869
Comprehensive loss:
Net loss	—	—	—	2,052	—	2,052
Foreign currency translation Adjustment, net of tax	—	—	—	—	62	62

Comprehensive loss						2,114
Dividend accrued on preferred stock	—	—		(423)	—	(423)

Balance at January 29, 2000	1,000	1	44,466	(4,783)	(124)	39,560
Comprehensive income:
Net income	—	—	—	2,458	—	2,458
Foreign currency translation Adjustment, net of tax	—	—	—	—	(97)	(97)

Comprehensive income						2,361
Dividend and accretion on Preferred stock	—	—	—	(1,678)	—	(1,678)

Balance at January 27, 2001	1,000	1	44,466	(4,003)	(221)	40,243
Comprehensive loss:
Net loss	—	—	—	(4,892)	—	(4,892)
Foreign currency translation Adjustment, net of tax	—	—	—	—	(150)	(150)

Comprehensive loss						(5,042)
Dividends and accretion on preferred stock	—	—	—	(3,046)	—	(3,046)

Balance at January 26, 2002	1,000	$1	$44,466	$(11,941)	$(371)	$32,155

See accompanying notes.

Iron Age Corporation
(a wholly owned subsidiary of Iron Age Holdings Corporation)

Consolidated Statements of Cash Flows

	Year ended

	January 26, 2002	January 27, 2001	January 29, 2000

	(In Thousands)
Operating activities
Net (loss) income	$(4,892)	$2,458	$2,052
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Extraordinary gain , net of tax	—	(2,285)	(1,804)
Loss on divestiture	1,860	—	—
Increase in fair market value of interest rate swap	(764)	—	—
Depreciation and amortization	6,753	6,122	5,943
Amortization of deferred financing fees included in interest	690	538	769
Provision for losses on accounts receivable	418	565	174
Deferred income taxes	119	224	(40)
Changes in operating assets and liabilities:
Accounts receivable	2,476	222	(466)
Inventories	1,363	958	2,271
Prepaid expenses	266	(793)	2,840
Other noncurrent assets	2,637	(96)	(95)
Accounts payable	1,660	454	(734)
Accrued expenses	(3,242)	(2,316)	(2,224)
Payment of other noncurrent liabilities	(87)	(50)	—

Net cash provided by operating activities	9,257	6,001	8,686
Investing activities
Capitalization of internal use software costs	(1,116)	(2,526)	(1,277)
Purchases of property and equipment, net	(1,465)	(1,895)	(1,760)

Net cash used in investing activities	(2,581)	(4,421)	(3,037)
Financing activities
Borrowing under revolving credit agreement	18,825	48,650	24,925
Issuance of redeemable preferred stock	—	4,761	4,938
Principal payments on debt	(24,384)	(54,911)	(35,460)
Payment of financing costs	(247)	(204)	(250)
Principal payments on capital leases, net	(187)	43	(112)

Net cash used in financing activities	(5,993)	(1,661)	(5,959)
Effect of exchange rate changes on cash and cash equivalents	(150)	(97)	62

Increase (decrease) in cash and cash equivalents	533	(178)	(248)
Cash and cash equivalents at beginning of year	82	260	508

Cash and cash equivalents at end of year	$615	$82	$260

Consolidated Statements of Cash Flows (continued)

	Year ended
	January 26, 2002	January 27, 2001	January 29, 2000

	(In Thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$8,637	$10,782	$11,728
Income taxes	$925	3,238	2,371
Supplemental schedule of noncash investing and financing activities
Dividends and accretion on redeemable preferred stock	$3,046	$1,678	$423
Capital lease agreements for equipment	$253	$450	$226

     See accompanying notes.

Iron Age Corporation
(a wholly owned subsidiary of Iron Age Holdings Corporation)

Notes to Consolidated Financial Statements

January 26, 2002 and January 27, 2001

1. Organization and Significant Accounting Policies

Organization and Activities

The accompanying consolidated financial statements include the accounts of Iron Age Corporation and its wholly owned subsidiaries, Falcon Shoe Mfg. Co. (“Falcon”), Iron Age Investment Company, Iron Age Mexico S.A. de C.V. (“Mexico”) and Iron Age Canada Ltd. (“Canada”) (together, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company is a wholly owned subsidiary of Iron Age Holdings Corporation (“Holdings”) which is majority-owned by Fenway Partners Capital Fund, L.P. (“Fenway”). The consolidated financial statements of the Company reflect Holdings’ cost in the Company because the Company is a wholly owned subsidiary of Holdings and Holdings has no assets other than its investment in the Company.

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

Inventories

Approximately 93% of inventories at January 26, 2002 and January 27, 2001 are stated at the lower of last-in, first-out (“LIFO”) cost or market. The remaining inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market.

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

Internal Use Software Costs

The Company records internal use software costs in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company capitalized approximately $1.1 million and $2.5 million related to internal use software costs for the fiscal years ended January 26, 2002 and January 27, 2001, respectively. These costs are included in “Other noncurrent assets” in the financial statements. Internal use software costs are being amortized by the straight-line method over three to five years.

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

Shipping and handling costs associated with the delivery of products to our customers, retail stores and shoemobiles of approximately $2.1 million, $2.2 million and $2.2 million are recorded as components of selling, general and administrative expenses for the years ended January 26, 2002, January 27, 2001 and January 29, 2000, respectively.

Financial Instruments

Effective January 28, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

The Company periodically enters into interest rate swap agreements to moderate its exposure to interest rate changes. Until its termination on October 19, 2001, the interest rate swap agreement had a notional amount of $25 million. The Company paid floating rate amounts computed at 4.16% above the LIBOR rate in exchange for fixed interest payments at a rate of 9.875%. Upon adoption, the Company recorded the cumulative fair value of the interest rate swap of $0.1 million in other noncurrent assets, with a corresponding amount to other noncurrent liabilities. Interest payment amounts were exchanged over the life of the agreement without an exchange of the underlying principal amounts. The differential paid or received was accrued as interest rates changed and was recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties was included in accrued interest. Since the interest rate swap agreement was not determined to be highly effective, it was not designated as a hedge. Based upon the terms of the agreement, the fair value of the interest rate swap was recognized in the financial statements and changes in the fair value are included in interest expense. Total gains recognized in interest expense, including the gain on termination, were $0.8 million for the fiscal year ended January 26, 2002.

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

2. Divestitures

On December 14, 2001, the Company sold the assets of its vision products business line, which consisted primarily of inventory, accounts receivable, fixed assets and certain intangible assets with a carrying value of approximately $2.6 million and annualized revenues of approximately $1.2 million to AEARO Company I for approximately $0.7 million. The sale resulted in a loss of approximately $1.9 million. The Company’s net income from the vision products business line was not material.

On May 25, 1999, the Company sold the assets of its safety and medical products line, a component of Safety Supplies’ business, which consisted primarily of inventory, with a carrying value of approximately $0.4 million to Stratford Safety Products, Inc. for $0.5 million. The sale resulted in a gain of approximately $0.1 million, which was reflected as a reduction of goodwill that was recorded in connection with the acquisition of Safety Supplies. The Company’s net income from the safety and medical products line was not material.

3. Accounts Receivable

Accounts receivable are presented net of allowance for doubtful accounts of approximately $0.4 million and $0.6 million as of January 26, 2002 and January 27, 2001, respectively. The Company does not require collateral for its trade accounts receivable. Management continually evaluates its accounts receivable and adjusts its allowance for doubtful accounts for changes in potential credit risk. The Company serves a diverse customer base and believes there is minimal concentration of credit risk.

4. Inventories

     The major components of inventories are as follows:

	January 26, 2002	January 27, 2001

	(In Thousands)
Finished products	$29,894	$31,578
Raw materials	2,689	2,756

	32,583	34,334
Less excess of current cost over LIFO inventory value	494	882

Inventories	$32,089	$33,452

5. Property and Equipment

Property and equipment consist of the following:

	January 26, 2002	January 27, 2001

	(In Thousands)
Land and buildings	$3,189	$3,401

Vehicles	5,231	5,151

Furniture and fixtures	1,475	1,399

Machinery and equipment	7,298	6,776

Leasehold improvements	1,846	1,529

	19,039	18,256

Less accumulated depreciation and amortization	9,786	8,046

Net property and equipment	$9,253	$10,210

6. Intangible Assets

Intangible assets consist of the following:

	January 26, 2002	January 27, 2001

	(In Thousands)
Goodwill	$90,290	$91,962

Customer lists	16,654	17,023

Deferred financing costs	4,664	4,417

Other	152	214

	111,760	113,616

Less accumulated amortization	18,800	14,954

Intangible assets, net	$92,960	$98,662

Financing costs incurred in connection with obtaining the Senior Subordinated Notes and the Bank Credit Facility of approximately $2.5 million have been deferred by the Company as of January 26, 2002 and will be amortized over the periods the Senior Subordinated Notes and the New Credit Facility are outstanding (see Note 7).

During the year ended January 27, 2001, the Company expensed approximately $0.6 million, respectively, in connection with certain repurchases of the Senior Subordinated Notes (see Note 7).

7. Long-Term Debt

Long-term debt consists of the following:

	January 26, 2002	January 27, 2001

	(In Thousands)
Bank Credit Facility	$27,002	$32,561

9-7/8% Senior Subordinated Notes due 2008	65,000	65,000

Other notes	178	178

Capitalized lease obligations	540	727

	92,720	98,466

Less:

Current maturities	6,475	5,194

Long-term debt, less current maturities	$86,245	$93,272

Bank Credit Facility

The Company has entered into a Bank Credit Facility with a syndicate of lenders and a financial institution, as agent for itself and the other lenders which, as amended, provides for a $41.1 million senior secured credit facility that is comprised of a $20.0 million revolving working capital facility and, as amended, a $21.1 million acquisition term loan facility. The working capital facility matures on April 24, 2004. The acquisition term loan facility matures in quarterly installments from July 31, 2001 to April 30, 2004. Under the working capital facility, the Company has a $2.0 million letter of credit and a $3.0 million swing line facility which will expire April 24, 2004. Outstanding obligations under the letter of credit and the swing line facility were $0.06 million and $0, respectively, at January 26, 2002.

Borrowings under the Bank Credit Facility may be used to fund the Company’s working capital requirements, finance certain permitted acquisitions and general corporate requirements of the Company and pay fees and expenses related to the foregoing. The Company is required to pay a 0.4375% fee on the average daily unused portion of the Bank Credit Facility. The Company is also subject to mandatory prepayment terms as described in the Bank Credit Facility.

Borrowings under the Bank Credit Facility accrue interest, at the option of the Company, at either LIBOR plus 3.25% or the greater of the financial institution’s prime rate and the federal funds rate plus 1.75%. Borrowings on the Bank Credit Facility accrue interest at 6.50% for prime rate borrowings and between 5.00% and 5.44% for LIBOR borrowings, respectively, at January 26, 2002.

The Company has classified its borrowings under the Bank Credit Facility as long-term as of January 26, 2002 due to its ability and intent to maintain such borrowings on a long-term basis.

The Bank Credit Facility is guaranteed on a senior basis by Holdings and is collateralized by substantially all of the Company’s and its subsidiaries’ assets. The Bank Credit Facility contains certain covenants which require the Company to maintain leverage ratios, fixed charge coverage ratios and interest coverage ratios. The Bank Credit

Facility further limits capital expenditures and sales of assets, declaration of dividends and other restricted payments, and additional indebtedness. The Bank Credit Facility also restricts the sale or transferring of the Company’s assets or capital stock.

9-7/8% Senior Subordinated Notes Due 2008

The 9-7/8% Senior Subordinated Notes (the “Senior Subordinated Notes”) accrue interest at the rate of 9-7/8% per annum and are payable semiannually in arrears on May 1 and November 1, commencing on November 1, 1998.

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

The Senior Subordinated Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by each Domestic Restricted Subsidiary that is a Material Subsidiary (as such terms are defined in the indenture for the Senior Subordinated Notes (the “Senior Subordinated Notes Indenture”)) (whether currently existing, newly acquired or created). Each such subsidiary guaranty (a “Subsidiary Guaranty”) will provide that the subsidiary guarantor, as primary obligor and not merely as surety, will irrevocably and unconditionally guarantee on an unsecured, senior subordinated basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of the Company under the Senior Subordinated Notes Indenture and the Senior Subordinated Notes, whether for payment of principal or of interest on the Senior Subordinated Notes, expenses, indemnification or otherwise. As of January 26, 2002, none of the Company’s Domestic Restricted Subsidiaries was a Material Subsidiary, and therefore no Subsidiary Guaranty was in force or effect.

7. Long-Term Debt (continued)

9-7/8% Senior Subordinated Notes Due 2008 (continued)

On October 20, 2000, Holdings purchased $16.4 million in principal amount of its Senior Subordinated Notes for $11.9 million (the “October 2000 Transaction”). The purchase was funded by $7.1 million of borrowings under the Bank Credit Facility and the issuance of $4.8 million of Holdings Series C Preferred Stock to Fenway Partners Capital Fund II, L.P. (“Fenway II”), an affiliate of Holdings’ majority stockholder, Fenway. Holdings recorded an extraordinary gain of $2.3 million, net of unamortized deferred financing costs of $0.6 million, and income taxes of $1.7 million. Following the purchase, such principal amount of the Senior Subordinated Notes was retired. The transactions described in this paragraph are referred to herein as the “October 2000 Transaction.”

On September 22, 1999, Holdings purchased $9.0 million in principal amount of its Senior Subordinated Notes for $7.1 million (the “September 1999 Transaction”). The purchase was funded by $4.7 million of borrowings under the Bank Credit Facility and the issuance of $2.4 million of Holdings Series B Preferred Stock to Holdings’ majority stockholder, Fenway. Holdings recorded an extraordinary gain of $0.9 million, net of unamortized deferred financing costs of $0.4 million, and income taxes of $0.6 million. Following the purchase, such principal amount of the Senior Subordinated Notes was retired. The transactions described in this paragraph are referred to herein as the “September 1999 Transaction.”

On July 20, 1999, Holdings purchased $9.6 million in principal amount of its Senior Subordinated Notes for $7.7 million (the “July 1999 Transaction”). The purchase was funded by $5.1 million of borrowings under the Bank Credit Facility and the issuance of $2.6 million of Holdings Series B Preferred Stock to Holdings’ majority stockholder, Fenway. Holdings recorded an extraordinary gain of $0.9 million, net of unamortized deferred financing costs of $0.4 million, and income taxes of $0.7 million. Following the purchase, such principal amount of the Senior Subordinated Notes was retired. The transactions described in this paragraph are referred to as the “July 1999 Transaction.”

Other Notes

The Company has other notes of approximately $0.2 million at January 26, 2002 and January 27, 2001, respectively. The notes accrue interest at 9.5%.

Future Maturities of Long-Term Debt

Five-year maturities of long-term debt are as follows (in thousands):

2002	$6,475

2003	7,283

2004	13,883

2005	64

2006	15

Thereafter	65,000

$92,720

8. Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents—The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Long-term debt—The carrying amounts of the Company’s borrowings under its Bank Credit Facility approximate its fair value because the Bank Credit Facility is a variable rate debt instrument. The fair values of the Company’s Senior Subordinated Notes are estimated based upon quoted market prices. The fair values of the Company’s capital lease obligations and other notes are estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of arrangements.

The carrying amounts and fair values of the Company’s financial instruments at January 26, 2002 and January 27, 2001 are as follows:

	January 26, 2002		January 27, 2001

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

		(In Thousands)
Cash and cash equivalents	$615	$615	$82	$82

Bank Credit Facility	27,002	27,002	32,561	32,561

9-7/8% Senior Subordinated Notes due 2008	65,000	29,900	65,000	44,525

Other notes	178	178	178	178

Capital lease obligations	540	545	727	732

Interest rate swap	—	—	—	113

9. Employee Benefit Plans

The Company sponsors a 401(k) profit sharing defined contribution pension plan. Contributions to the plan are based on a percentage of profits, but may be increased or decreased at the discretion of the Board of Directors. The plan covers substantially all of its salaried employees. For the fiscal years ended January 26, 2002, January 27, 2001 and January 29, 2000, pension and profit sharing expenses were approximately $0.4 million, $0.6 million and $0.5 million, respectively.

10. Income Taxes

Income tax expense before extraordinary gains and losses consists of the following:

		Year ended
	January 26, 2002	January 27, 2001	January 29, 2000

		(In Thousands)
Income taxes:

Current:

Federal	$(118)	$1,219	$1,741

State	59	(359)	(283)

	(59)	860	1,458

Deferred:

Federal	102	171	(163)

State	17	53	123

	119	224	(40)

	$60	$1,084	$1,418

A reconciliation of U.S. income tax computed at the statutory rate and actual expense is as follows:

		Year ended
	January 26, 2002	January 27, 2001	January 29, 2000

		(In Thousands)
Amount computed at statutory rate	$(1,660)	$427	$567

State and local taxes less applicable federal income tax	(214)	(202)	(106)

Goodwill and other amortization	1,547	774	774

Change in valuation allowance	689	—	—

Tax rate change	(425)	—	—

Other	123	85	183

	$60	$1,084	$1,418

10. Income Taxes (continued)

The components of the net deferred tax asset and liability are as follows:

	January 26, 2002	January 27, 2001

	(In Thousands)
Deferred tax liabilities:

Inventory	$2,139	$2,244

Property and equipment	999	1,060

Customer lists	3,851	4,657

Other	554	440

Total deferred tax liabilities	7,543	8,401

Deferred tax assets:

Interest expense	1,608	1,608

State net operating loss carryforwards	1,044	698

Inventory	461	488

Accrued expenses	428	521

Other	183	148

Total deferred tax assets	3,724	3,463

	3,819	4,938

Valuation allowance	1,044	—

Net deferred tax liabilities	$4,863	$4,938

State net operating loss carryforwards (“NOLs”) were generated during the 1999 and 2002 fiscal years, primarily related to the state income tax benefit from extraordinary losses incurred in connection with the early debt extinguishment (see Note 7). The NOLs expire at various times beginning in fiscal 2002 through 2019. At January 26, 2002, the Company’s management assessed the likelihood of utilizing the state net operating loss carryforwards, determined that it is currently more likely than not that the benefit will not be realized and established a valuation allowance of approximately $1.0 million.

Income and (loss) before income taxes for Canada were $(0.4) million, $(0.04) million and $(0.1) million and for Mexico were $(0.02) million, $0.06 million and $0.1 million for the fiscal years ended January 26, 2002, January 27, 2001 and January 29, 2000, respectively.

11. Commitments and Contingencies

Purchase Commitments

The Company purchases the majority of its inventory through purchase order commitments which are denominated in U.S. dollars. The Company purchased approximately 29%, 29%, and 24% of its inventory from one vendor for the fiscal years ended January 26, 2002, January 27, 2001 and January 29, 2000, respectively. At January 26, 2002 and January 27, 2001, the Company had outstanding inventory purchase commitments of approximately $12.3 million and $15.3 million, respectively.

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

11. Commitments and Contingencies (continued)

Lease Commitments

The Company leases substantially all of its vehicles and certain other equipment and facilities. These leases are subject to renewal options for varying periods. Future minimum payments, by year and in the aggregate, under capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following:

	Capital	Operating
	Leases	Leases

2002	$227	$2,908

2003	186	2,019

2004	128	945

2005	75	291

2006	16	71

Thereafter	—	—

Total minimum lease payments	632	$6,234

Less amounts representing interest	92

Present value of future minimum lease payments	540

Less current maturities of capital lease obligations	190

Capital lease obligations	$350

Operating lease expense under such arrangements was approximately $3.5 million, $3.5 million and $3.5 million, for the fiscal years ended January 26, 2002, January 27, 2001 and January 29, 2000, respectively. Amortization of assets recorded under capital leases is included with depreciation expense in the Company’s results of operations.

11. Commitments and Contingencies (continued)

Lease Commitments (continued)

At January 26, 2002 and January 27, 2001, property and equipment include capitalized vehicle leases of approximately $2.3 million and $2.3 million, respectively, and accumulated amortization of approximately $1.7 million and $1.4 million, respectively.

Litigation

The Company is involved from time to time in lawsuits that arise in the normal course of business. The Company actively and vigorously defends all lawsuits. Management believes that there are no lawsuits that will have a material effect on the Company’s financial position, results of operations or liquidity.

12. Stock Purchase Warrants and Redeemable Preferred Stock

On February 26, 1997, Holdings issued to New York Life Insurance Company and American Home Assurance Company (the “Outside Investors”) common stock purchase warrants (“Warrants”) to acquire 6,962 shares of Holdings’ common stock for an aggregate consideration of $0.1 million. The Warrants can be exercised at any time through February 26, 2007 for an exercise price of approximately $186 per share. No Warrants have been exercised as of January 27, 2001.

On December 20, 1999, in connection with the September 1999 Transaction and the July 1999 Transaction as described in Note 7, Holdings authorized 2,500 shares of Series B non voting, cumulative, redeemable preferred stock with a par value of $0.01 per share (the “Holdings Series B Preferred Stock”). Holdings issued 1,000 shares of Holdings Series B Preferred Stock to Fenway during fiscal year 2000 for approximately $4.9 million, with a liquidation preference of $4,938 per share plus an additional amount of approximately $2.0 million divided by the total number of outstanding and accrued shares of Holdings Series B Preferred Stock as of the event of liquidation. A sale of all or substantially all of Holdings’ assets, merger or other change of control constitutes a liquidation. Dividends are cumulative at an annual rate of $953.97 per share and are payable in-kind, semi annually in arrears on February 21 and August 21, beginning February 21, 2000. The Holdings Series B Preferred Stock ranks junior to outstanding Holdings Series A Preferred Stock, if any, and is senior to Holdings’ common stock in dividends and liquidation. The Holdings Series B Preferred Stock is redeemable upon a change of control or a public offering, as defined in the indenture governing the Senior Subordinated Notes. The redemption price will be equal to the amount that would be paid to the Holdings Series B Preferred Stock under a liquidation. The difference between the carrying value and redemption amount is being accreted as a charge to retained earnings using the interest method. Holdings Series B Preferred Stock is reflected in the financial statements of the Company because the Company is a wholly-owned subsidiary of Holdings and the proceeds of the Series B Preferred Stock were used to retire a portion of the Company’s Senior Subordinated Notes.

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

Nonqualified Series A Options of 11,528 were granted to certain officers of the Company in connection with the Fenway Acquisition effective February 26, 1997 in exchange for options to acquire shares of the predecessor to Holdings. The exercise price of Series A Options is approximately $36 per share and represents the difference between the fair market value of Holdings’ common stock at the date of grant and the total fair value of the exchanged options which was recognized as a capital contribution to Holdings of approximately $3.8 million, or approximately $328 per share. The total fair value of the exchanged options was recognized as a capital contribution to Holdings because the exchanged options represented a portion of the purchase price of Holdings. The basis used to determine the fair market value of Holdings common stock was the purchase price paid by Fenway as of the date of the Fenway Acquisition, which was the date of grant of the Series A Options. During the year ended January 29, 2000, 367 Series A Options were exercised. No Series A Options were exercised during the years ended January 26, 2002 or January 27, 2001. The 11,161 remaining Series A Options are fully vested and exercisable as of January 26, 2002.

Nonqualified Series B Options of 8,567 were granted in August 1997 in connection with the Fenway Acquisition to certain officers of the Company with an exercise price of approximately $364 per share. Approximately 65% of the options (“Series B Basic”) become exercisable, subject to the achievement of certain target earnings by Holdings and continued employment of the optionholders, at the rate of 20% per year commencing with the Company’s fiscal year ended January 31, 1998. Holdings is deemed to have achieved the target earnings in a given fiscal year if Holdings’ net income before interest, taxes, depreciation, amortization, extraordinary or unusual gains or losses, management fees payable to Fenway Partners, Inc., an affiliate of Fenway, directors fees and expenses payable to Fenway representatives and fees and expenses associated with acquisitions equals or exceeds the target amount set by the Board of Directors for such fiscal year. The remaining 35% of Series B Options (“Series B Extra”) vest upon a change of control of the Company and the attainment of certain internal rate of return objectives by Holdings’ stockholders as defined in the Option Plan. The exercise price of Series B Options granted in August 1997 was approximately $364 per share at the time such Series B Options were granted. On April 24, 1998, in connection with the April 1998 Transactions, the exercise price of Series B Options that were not vested as of April 24, 1998 was reduced. The exercise price of (i) Series B Options of 7,465 that were not vested (as such term is defined in the Option Plan) as of April 24, 1998 is approximately $186 per share and (ii) Series B Options of 1,102 that were vested (as such term is defined in the Option Plan) as of April 24, 1998 is approximately $364 per share. Upon the vesting of the Series B Options, Holdings will recognize compensation expense related to the Series B Options based upon the difference, if any, between the estimated fair value of Holdings’ common stock at the time such options vest and the exercise prices of $186 or $364, respectively. During the years ended January 26, 2002, January 27, 2001 and January 29, 2000, no Series B Basic options that vest subject to the achievement of target earnings were exercised.

During the year ended January 26, 2002, 685 Series B Basic options were granted, 342 of which become exercisable on a pro rata basis over the years ended in 2002 and 2003, and the remainder of which become exercisable subject to the achievement of certain performance objectives. One hundred seventy one of these Series B Basic options that vest over time became vested during the year ended January 26, 2002 at an exercise price of approximately $186 per share. In addition, 906 Series B Basic options were forfeited due to the failure to meet certain target earnings.

During the year ended January 27, 2001, 500 Series B Basic options were granted, 250 of which become exercisable on a pro rata basis over the years ended 2001, 2002 and 2003, and the remainder of which become exercisable subject to the achievement of certain performance objectives. Eighty three of these Series B Basic options that vest over time became vested during the year ended January 27, 2001 at an exercise price of approximately $186 per share. In addition, 598 Series B Basic options were forfeited due to the failure to meet certain target earnings.

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

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. For the fiscal years ended January 26, 2002, January 27, 2001 and January 29, 2000, no compensation cost has been recognized in the Company’s financial statements.

Had compensation cost for the Company’s stock option plan been determined based on the fair value of such awards at the grant date, consistent with Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, the Company’s total net income would have been as follows:

		Year ended
	January 26, 2002	January 27, 2001	January 29, 2000

		(In Thousands)
Net (loss) income:

As reported	$(4,892)	$2,458	$2,052

Pro forma	$(4,928)	2,437	2,039

The fair values of options granted were estimated at the date of the grant using the minimum value option-pricing model based on the following assumptions:

		Year ended
	January 26, 2002	January 27, 2001	January 29, 2000

Risk-free interest rate	6.0	6.0	6.0

Dividend yield	0.0	0.0	0.0

Expected life	5 years	5 years	3 years

Volatility	Not applicable	Not applicable	Not applicable

A summary of the status of the shares under the Company’s stock option plan is as follows:

		Year ended
	January 26, 2002	January 27, 2001	January 29, 2000

Outstanding, beginning of year	18,134	18,515	20,095

Exercised	—	—	(367)

Granted	685	500	1,145

Forfeited	(1,707)	(881)	(2,358)

Outstanding, end of year	17,112	18,134	18,515

Options exercisable at end of year	12,601	12,596	12,590

13. Stock Options (continued)

Additional information regarding stock options granted in connection with the 1997 stock option plan is outlined below:

					Year ended
	January 26, 2002			January 27, 2001			January 29, 2000

		Series	Series		Series	Series		Series	Series
	Series	B	B	Series	B	B	Series	B	B
	A	Basic	Extra	A	Basic	Extra	A	Basic	Extra

Weighted average fair value of options at grant date	—	52	—	—	52	—	—	52	—

Weighted average exercise price of all outstanding options	36	235	186	36	223	186	36	220	186

Weighted average exercise price of options exercisable	36	298	—	36	303	—	36	307	—

Weighted average exercise price of options granted during the year	—	186	—	—	186	—	—	186	—

Weighted average exercise price of options exercised during the year	—	—	—	—	—	—	36	—	—

Weighted average exercise price of options expired and forfeited during the year	—	189	—	—	192	—	—	194	—

Weighted average remaining contractual life of options outstanding	5.1	6.0	5.1	6.1	7.0	6.1	7.1	7.6	7.1

Options outstanding at end of year	11,161	3,447	2,504	11,161	4,469	2,504	11,161	4,850	2,504

Options exercisable at end of year	11,161	1,440	—	11,161	1,435	—	11,161	1,429	—

14. Related Party Transactions

Fenway Partners, Inc., an affiliate of Fenway (“Fenway Partners”), provides management services to Holdings and the Company pursuant to an amended and restated management agreement (the “Management Agreement”) among Holdings, the Company and Fenway Partners. Pursuant to the Management Agreement, Fenway Partners provides Holdings and the Company with general management, advisory and consulting services with respect to the Company’s business and with respect to such other matters as the Company may reasonably request from time to time, including, without limitation, strategic planning, financial planning, business acquisition and general business development services. The Company paid management fees of approximately $0.3 million, $0.3 million and $0.3 million, in the fiscal years ended January 26, 2002, January 27, 2001 and January 29, 2000, respectively, for management and other advisory services. In addition, the Company has reimbursed Fenway Partners for certain related expenses incurred in connection with rendering such services in an amount equal to approximately $0.1 million for the year ended January 26, 2002 and approximately $0.1 million for the year ended January 27, 2001.

Holdings, Fenway, the Outside Investors, Company management and all of the other stockholders and option holders of Holdings are party to a stockholders’ agreement (the “Stockholders’ Agreement”) that, among other things, provides for tag-along rights, registration rights, restrictions on the transfer of shares held by parties to the Stockholders’ Agreement, certain rights of first refusal for Holdings and certain preemptive rights for certain stockholders. The Stockholders’ Agreement also provides that the parties thereto will vote their shares in the same manner as Fenway in connection with certain transactions and that Fenway will be entitled to fix the number of directors of Holdings. Pursuant to the Stockholders’ Agreement, Fenway is entitled to designate a sufficient number of directors to maintain a majority of the board of directors of Holdings and Donald R. Jensen is entitled to designate one director.

On August 29, 2000, Fenway II purchased Discount Notes with a face value of approximately $7.3 million for approximately $1.4 million. The purchase resulted in an income tax liability to Holdings of approximately $0.9 million. In October 2000, Fenway II funded the income tax liability through a capital contribution.

On February 7, 2000, Fenway purchased Discount Notes with a face value of approximately $10.0 million for approximately $1.9 million. The purchase resulted in an income tax liability to Holdings of approximately $1.3 million. In May 2000, Fenway funded the income tax liability through a capital contribution. On February 6, 2001, Fenway transferred the Discount Notes to Fenway II.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
IRON AGE CORPORATION
January 26, 2002

COL. A	COL. B	COL. C		COL. D		COL. E

		Additions

			Charged
	Balance at	Charged to	to Other
	Beginning of	Costs and	Accounts-	Deductions-		Balance at End
Descriptions	Period	Expenses	Describe	Describe		Of Period

Year ended January 26, 2002:

Deducted from assets accounts:

Allowance for doubtful accounts	$612,000	$418,000	—	599,000	(1)	$431,000

Year ended January 27, 2001:

Deducted from assets accounts:
Allowance for doubtful accounts	$444,000	$565,000	—	$397,000	(1)	$612,000

Year ended January 29, 2000:

Deducted from assets accounts:

Allowance for doubtful accounts	$275,000	$274,000	—	$105,000	(1)	$444,000

(1)	Uncollectible accounts written off, net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Part III

Item 10. Directors and Executive Officers of the Registrant.

     The following table sets forth certain information regarding the Company’s directors and executive officers, including their respective ages, as of April 25, 2002.

Name	Age	Position

William J. Mills	42	Chief Executive Officer, President and Director

Keith A. McDonough	43	Executive Vice President, Chief Operating Officer
		and Assistant Secretary

Bart R. Huchel	46	Vice President-Finance, Chief Financial Officer
		and Treasurer

Nicholas C. Bayley	39	President and Chief Executive Officer, Falcon Shoe
		Mfg. Co.

Joseph J. Sebes	42	Executive Vice President/Corporate Accounts

Andrea Geisser	59	Director

John Q. Anderson	50	Director

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

      Keith A. McDonough is Executive Vice President, Chief Operating Officer and Assistant Secretary of the Company. Mr. McDonough joined the Company in 1981. He was appointed Chief Operating Officer of the Company in February 2001 and has been the Executive Vice President of the Company since 1997. Mr. McDonough was Chief Financial Officer of the Company from 1990 to August 2001. Mr. McDonough has direct oversight of Information Technology, Human Resources, Operations and Merchandising.

      Bart R. Huchel is Vice President-Finance, Chief Financial Officer and Treasurer of Company. Mr. Huchel is responsible for all financial matters, including Accounting, Treasury, Taxes and Investor Relations. Prior to August 2001, he was the Chief Financial Officer of HVL, Inc., a manufacturer and distributor of dietary supplements. From October 1995 to January 1999, he was Vice President-Corporate Development for Centimark Corporation, a national roofing contractor, where he directed acquisition, financing and planning activities. Prior to October 1995, he was a senior manager in Ernst &Young, LLP’s business valuation practice. Prior to 1994, he held various financial management positions with Westinghouse Credit Corporation, Allegheny International and Texas Instruments.

      Nicholas C. Bayley is President and Chief Executive Officer of Falcon. Prior to February 2000, he was the Vice President and Chief Financial Officer of Falcon. From May 1996 to July 1997, he was Vice President and Chief Financial Officer of Knapp Shoes. Prior to that time, he held various positions in public accounting. Mr. Bayley currently serves as a director of BB Realty Co., LLC.

      Joseph J. Sebes is Executive Vice President/Corporate Accounts of Iron Age. Prior to 1999, he served as Vice President/National Sales. From 1992 to 1997, he was Regional Vice President of Sales. Mr. Sebes joined the Company in 1990 as the District Sales Manager in North Carolina and South Carolina. Prior to that time, he held various sales and management positions in the food and beverage industry with Hilton Hotels Corporation and Kraft Foods.

      Andrea Geisser became a director of the Company in 1997. Mr. Geisser has been a Managing Director of Fenway Partners since its formation in 1994. From February 1989 to June 1994, Mr. Geisser was a Managing Director of Butler Capital Corporation. From 1986 to 1989, Mr. Geisser served as a Managing Director of Onex Investment Corporation, the largest Canadian leveraged buyout company. Mr. Geisser currently serves as a director of Aurora Foods, Inc., Decorative Concepts, Harry Winston and Valley Dynamo, LLP.

      John Q. Anderson became a director of Holdings and Iron Age in 2001. Mr. Anderson is Chairman of Big Wheel Partners, Inc., an affiliate of Fenway Partners, investing in transportation and logistics companies. From May 1996 to October 1999, he served as Executive Vice-President of CSX Transportation. Prior to that, he was with BNSF and served as a senior executive in charge of sales and marketing with additional responsibilities for field operations. Prior to that, Mr. Anderson was with McKinsey & Company. Mr. Anderson is a director of Transport Industries, L.P. and elogex, Inc.

      All directors are elected and serve until a successor is duly elected and qualified or until the earlier of his death, resignation or removal. There are no family relationships between any of the directors or executive officers of Holdings or Iron Age. The executive officers of the Company are elected by and serve at the discretion of the Board of Directors.

Item 11. Executive Compensation.

     The following table sets forth information concerning the compensation earned in fiscal 2000, 2001 and 2002 by Mr. Jensen, the Company’s Chairman until December 31, 2001, Mr. Mills, the Company’s Chief Executive Officer since February 1, 1999, and each of the three other most highly compensated executive officers of the Company (collectively, the “Named Executive Officers”). The current compensation arrangements, if any, for these officers are described in “Employment Agreements”.

Summary Compensation Table

				Long Term	All Other
		Annual Compensation		Compensation($)	Compensation($)

				Number of
				Securities
				Underlying
Name and Position	Year (1)	Salary ($)	Bonus($)(2)	Options(3)

William J. Mills	2000	200,793	—	138	20,507	(4)

President and Chief Executive Officer	2001	217,253	51,600	—	13,237	(5)

	2002	211,087	39,070	—	11,303	(6)

Donald R. Jensen	2000	240,248	—	—	26,571	(7)
Chairman	2001	248,020	68,800	—	9,190	(8)

	2002	220,412	45,964	—	7,080	(9)

Keith A. McDonough	2000	124,011	—	118	20,833	(10)

Executive Vice President and Chief	2001	140,628	34,400	—	11,032	(11)

Operating Officer	2002	137,689	26,659	—	8,037	(12)

Nicholas C. Bayley	2000	94,372	7,280	—	6,079	(13)

President and Chief Executive Officer,	2001	115,350	7,982	—	5,286	(14)

Falcon Shoe Mfg. Co.	2002	101,816	11,262	—	7,054	(15)

Joseph J. Sebes	2000	106,282	8,000	80	7,668	(16)

Executive Vice President/Corporate	2001	112,453	19,264	—	6,475	(17)

Accounts	2002	117,823	13,330	—	5,463	(18)

(1)	2000: Fiscal year ended January 29, 2000.
2001: Fiscal year ended January 27, 2001.
2002: Fiscal year ended January 27, 2002.
(2)	Bonuses earned in fiscal 2000 were paid in fiscal 2001. Bonuses earned in fiscal 2001 were paid in fiscal 2002. No bonuses were earned in fiscal 2002.
(3)	Options to acquire common stock of Holdings.
(4)	Includes Iron Age allocations of $15,609 under defined contribution plan for the Plan Year ended December 31, 1999 and group life insurance premiums of $300 paid by Iron Age during the Plan Year ended December 31, 1999.
(5)	Includes Iron Age allocations of $7,210 under defined contribution plan for the Plan Year ended December 31, 2000 and group life insurance premiums of $300 paid by Iron Age during the Plan year ended December 31, 2000.
(6)	Includes Iron Age allocations of $5,100 under defined contribution plan for the Plan Year ended December 31, 2001 and group life insurance premiums of $300 paid by Iron Age during the Plan year ended December 31, 2001.
(7)	Includes Iron Age allocations of $15,311 under defined contribution plan for the Plan Year ended December 31, 1999 and group life insurance premiums of $1,980 paid by Iron Age during the Plan Year ended December 31, 1999.

(8)	Includes Iron Age allocations of $7,210 under defined contribution plan for the Plan Year ended December 31, 2000 and group life insurance premiums of $1,980 paid by Iron Age during the Plan year ended December 31, 2000.
(9)	Represents Iron Age allocations of $5,100 under defined contribution plan for the Plan Year ended December 31, 2001 and group life insurance premiums of $1,980 paid by Iron Age during the Plan year ended December 31, 2001.
(10)	Includes Iron Age allocations of $16,496 under defined contribution plan for the Plan Year ended December 31, 1999 and group life insurance premiums of $300 paid by Iron Age during the Plan Year ended December 31, 1999.
(11)	Includes Iron Age allocations of $7,210 under defined contribution plan for the Plan Year ended December 31, 2000 and group life insurance premiums of $275 paid by Iron Age during the Plan year ended December 31, 2000.
(12)	Includes Iron Age allocations of $4,950 under defined contribution plan for the Plan Year ended December 31, 2001 and group life insurance premiums of $300 paid by Iron Age during the Plan year ended December 31, 2001.
(13)	Represents Falcon allocation of $6,079 under defined contribution plan for the Plan Year ended December 31, 1999.
(14)	Represents Falcon allocation of $5,286 under defined contribution plan for the Plan Year ended December 31, 2000.
(15)	Includes Falcon allocation of $3,380 under defined contribution plan for the Plan Year ended December 31, 2001.
(16)	Includes Iron Age allocations of $5,632 under defined contribution plan for the Plan Year ended December 31, 1999 and group life insurance premiums of $310 paid by Iron Age during the Plan Year ended December 31, 1999.
(17)	Includes Iron Age allocations of $5,577 under defined contribution plan for the Plan Year ended December 31, 2000 and group life insurance premiums of $222 paid by Iron Age during the Plan Year ended December 31, 2000.
(18)	Includes Iron Age allocations of $3,920 under defined contribution plan for the Plan Year ended December 31, 2001 and group life insurance premiums of $256 paid by Iron Age during the Plan year ended December 31, 2001.

Aggregated Fiscal Year-End Option Values

     The following table sets forth information concerning the value of unexercised stock options at the end of fiscal 2002 for the Named Executive Officers.

Aggregated Fiscal Year-End Option Values

	Number of Securities	Value of Unexercised
	Underlying Unexercised	In-the-Money Options
	Options at	at Fiscal year
	Fiscal Year End(#)(1)	End($)(2)

	Exercisable/	Exercisable/
Name	Unexercisable	Unexercisable

William J. Mills

Series A	2,194.43/0	327,321/0

Series B—Basic B	248/335	0/0

Series B—Extra B	0/600	0/0

Donald R. Jensen

Series A	6,404.83/0	955,345/0

Series B—Basic B	340/200	0/0

Series B—Extra B	0/1,248.77	0/0

Keith A. McDonough

Series A	2,194.42/0	327,321/0

Series B—Basic B	227/300	0/0

Series B—Extra B	0/600	0/0

Nicholas C. Bayley

Series B—Basic B	30/40	0/0

Joseph J. Sebes Series A	367.05/0	54,749/0

Series B—Basic B	80/104	0/0

Series B—Extra B	0/55	0/0

(1) (2)	Options to acquire common stock of Holdings. Value based on assumed value at January 26, 2002 of $185.52 per share.

Compensation of Directors

     The Company pays no compensation to its independent directors and pays no additional remuneration to its employees or to executives of the Company for serving as directors except for certain options provided to Mr. Anderson, under the Option Plan of Holdings and a $3,750 per meeting fee paid to Mr. Anderson. On October 12, 2001, Mr. Anderson was granted 685 Series B Options at an exercise price of $185.52 per share. One half of these Series B Options vest ratably over two years and one half are subject to certain vesting restrictions based upon performance.

Employment Agreements

     Mr. Mills is currently employed by the Company pursuant to an agreement dated November 20, 1995. Under this agreement, which is extended from year to year in the absence of a notice of non-renewal given at least 90 days prior to end of each fiscal year, Mr. Mills receives an annual salary of $181,380, subject to annual increases, and is eligible for a bonus of not less than $75,000 based upon the Company’s achievement of EBITDA targets. If Mr. Mills is terminated other than for cause or resigns voluntarily for good reason, he is entitled to receive continued salary for 18 months and continued coverage under group health plans for one year following his termination or resignation.

      Mr. Jensen resigned as Chairman of the Board of Directors of the Company on December 31, 2001 and as a Director on March 31, 2002. Under the terms of an agreement dated February 26, 1997, Mr. Jensen is entitled to continued coverage under group health plans for himself and his spouse until June 30, 2005 if he dies prior to such date. Under this agreement, Mr. Jensen may also borrow from Iron Age on an interest-free basis up to $125,000 per calendar quarter beginning January 1, 2002. The maximum loan amount is equal to 100% of the fair market value of all of Mr. Jensen’s vested options as determined by Holdings’ Board of Directors. Each loan will be secured by a pledge of Mr. Jensen’s vested options of equivalent fair market value. All loans will become due and payable upon a public offering of Iron Age shares or the occurrence of certain other Liquidity Events as defined in the agreement. As of January 26, 2002, there were no outstanding loans.

      Mr. McDonough is currently employed by the Company pursuant to an agreement dated November 20, 1995. Under this agreement, which is extended from year to year in the absence of a notice of non-renewal given at least 90 days prior to end of each fiscal year, Mr. McDonough receives an annual salary of $126,000, subject to annual increases, and is eligible for a bonus of not less than $50,000 based upon the Company’s achievement of EBITDA targets. If Mr. McDonough is terminated other than for cause or resigns voluntarily for good reason, he is entitled to receive continued salary for 18 months and continued coverage under group health plans for one year following his termination or resignation.

Compensation Committee Interlocks and Insider Participation

      Compensation decisions regarding the Company’s executive officers are made by Holdings’ Compensation Committee. Membership as of January 26, 2002 consisted of Messrs. Anderson and Geisser.

Concurrent with the formation of Holdings’ Compensation Committee on September 15, 1998, the Holdings’ Audit Committee was formed. Membership as of January 26, 2002 consists of Messrs. Anderson, Geisser, and LaFollette.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     All of the Company’s issued and outstanding capital stock is owned by Holdings. As of April 25, 2002, the outstanding capital stock of Holdings consisted of 99,991.94 shares of common stock, par value $0.01 per share, 999.13 shares of Holdings Series B Preferred Stock, par value $0.01 per share and 1,000 shares of Holdings Series C Preferred Stock, par value $0.01 per share.

     The following table sets forth certain information as of April 25, 2002 regarding the beneficial ownership of (i) each class of voting securities of Holdings by each person known to Holdings to own more than 5% of any class of outstanding voting securities of Holdings and (ii) the equity securities of Holdings by each director of the Company, each Named Executive Officer of the Company, and the directors and executive officers of the Company as a group. To the knowledge of the Company, each such stockholder has sole voting and investment power as to the shares owned unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.

	Shares Beneficially Owned(1)
	Common Stock		Series B Preferred Stock		Series C Preferred Stock

	Number of	Percentage	Number of	Percentage	Number of	Percentage
Name and Address	Shares	of Class	Shares	of Class	Shares	of Class

Principal Stockholders:

Fenway Entities(2)	88,431.57	88.44%	949.88	95.07%	1,000	100%
152 West 57th Street New York, New York 10019

New York Life Insurance Company(3)	11,187.21	10.69	—	—	—	—
51 Madison Avenue New York, NY 10010

American Home Assurance Company(4)	5,593.61	5.47	—	—	—	—
c/o AIG Global Investment Co. 200 Liberty Street New York, NY 10281

Directors and Executive Officers:

William J. Mills(5)	2,442.43	2.38	15.19	1.50	—	—

Donald R. Jensen(6)	6,744.83	6.32	—	—	—	—

Keith A. McDonough(7)	2,421.42	2.36	10.13	1.00	—	—

Bart R. Huchel	—	—	—	—	—	—

Nicholas C. Bayley(8)	30.00	*	1.62	*	—	—

Joseph J. Sebes(9)	447.05	*	—	—	—	—

Andrea Geisser(10)	—	—	—	—	—	—

John Q. Anderson(11)	171.00	*	—	—	—	—

All directors and executive officers as a group, including the above named persons	12,256.73	10.92	26.94	2.63	—	—

*	Less than one percent.

(1)	As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of a security, or the sole shared power to dispose, or direct the disposition, of a security and includes options and warrants exercisable within 60 days.

(2)	Includes (a) 85,968.12 shares of common stock held by Fenway, (b) 2,463.45 shares of common stock held by its affiliated entities, FPIP, LLC and FPIP Trust, LLC, (c) 921.52 shares of Holdings Series B Preferred Stock held by Fenway, (d) 28.36 shares of Holdings Series B Preferred Stock held by its affiliated entities, FPIP, LLC and FPIP Trust, LLC, and (e) 1,000 shares of Holdings Series C Preferred Stock held by Fenway II, an affiliate of Fenway.

(3)	Includes 4,641.66 shares of common stock subject to acquisition from Holdings at a purchase price of $185.52 per share pursuant to a warrant that expires on February 26, 2007.

(4)	Includes 2,320.83 shares of common stock subject to acquisition from Holdings at a purchase price of $185.52 per share pursuant to a warrant that expires on February 26, 2007.

(5)	Includes 2,194.43 shares of common stock that may be acquired upon the exercise of outstanding Series A Options at an exercise price of $36.36 per share, 165 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $363.60 per share and 83 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $185.52 per share pursuant to the Option Plan (as defined) of Holdings. See “Management Equity Arrangements.”

(6)	Includes 6,404.83 shares of common stock that may be acquired upon the exercise of outstanding Series A Options at an exercise price of $36.36 per share and 340 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $363.60 per share pursuant to the Option Plan of Holdings. See “Management Equity Arrangements.”

(7)	Includes 2,194.42 shares of common stock that may be acquired upon the exercise of outstanding Series A Options at an exercise price of $36.36 per share, 153 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $363.60 per share and 74 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $185.52 per share pursuant to the Option Plan of Holdings. See “Management Equity Arrangements.”

(8)	Includes 20 shares of common stock that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $363.60 per share and 10 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $185.52 per share pursuant to the Option Plan of Holdings. See “Management Equity Arrangements”.

(9)	Includes 367.05 shares of common stock that may be acquired upon the exercise of outstanding Series A Options at an exercise price of $36.36 per share, 55 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $363.60 per share and 25 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $185.52 per share pursuant to the Option Plan of Holdings. See “Management Equity Arrangements.”

(10)	Mr. Geisser is a limited partner of Fenway Partners, L.P., the general partner of Fenway. Accordingly, Mr. Geisser may be deemed to beneficially own shares owned by Fenway. Mr. Geisser is a member of Fenway Partners II, LLC, the general partner of Fenway II, and accordingly may be deemed to beneficially own shares owned by Fenway II. Mr. Geisser is a member of FPIP, LLC and FPIP Trust, LLC and, accordingly, may be deemed to beneficially own shares owned by such funds. Mr. Geisser disclaims beneficial ownership of any such shares in which he does not have pecuniary interests. The business address of Mr. Geisser is c/o Fenway Partners, Inc., 152 West 57thStreet, New York, New York 10019.

(11)	Represents 171 shares of common stock that may be acquired upon exercise of outstanding Series B Options at an exercise price of $185.52 per share pursuant to the Option Plan of Holdings. See “Management Equity Arrangements.” Mr. Anderson’s business address is c/o Big Wheel Partners, 4190 Belfort Road, Jacksonville, Florida 32216.

Item 13. Certain Relationships and Related Transactions.

Management Equity Arrangements

     Holdings adopted a Stock Option Plan (the “Option Plan”) for the benefit of directors, executive officers, other employees, consultants and advisors of Holdings and its subsidiaries on February 26, 1997. The Plan provides for issuance of Series A options (“Series A Options”) and Series B options (“Series B Options”). Series B Options are designated as either “Series B-Basic B Options” or “Series B-Extra B Options.” Series A Options vest immediately in full on the date such options are granted, Series B-Basic B Options are subject to certain time and performance vesting restrictions and Series B-Extra B Options vest only in connection with the consummation by Fenway of a sale, other than to one of its affiliates, of its entire equity interest in Holdings and the attainment of certain internal rate of return objectives. Holdings has reserved 20,244.70 shares of Holdings common stock for issuance under the Option Plan, 11,527.78 of which shares are reserved for Series A Options and 8,716.92 of which shares are reserved for Series B Options.

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

     On May 23, 2000, in connection with the February 7, 2000 Fenway purchase of Discount Notes (see Related Party Transactions), Fenway and Holdings, pursuant to a secutities purchase agreement agreed to sell 50.12 shares of Holdings Series B Preferred Stock to a group of officers, including Mr. Mills, for an aggregate purchase price of $263,604. One third of the purchase price was paid in cash and the remaining two-thirds was loaned by the Company to the officers pursuant to non-recourse interest bearing notes which mature on May 22, 2003. Mr. Mills purchased 15.19 shares for a purchase price of $79,880, of which $53,256 was borrowed from the Company.

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

     On February 7, 2000, Fenway purchased Discount Notes with a face value of approximately $10.0 million for approximately $1.9 million. The purchase resulted in an income tax liability to Holdings of approximately $1.3 million. In May 2000, Fenway funded the income tax liability through a capital contribution. On February 6, 2001, Fenway transferred the Discount Notes to Fenway II.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements

See Index to Financial Statements appearing at page 19.

(a)(2) Financial Statement Schedules

The following Financial Statement Schedule is included at page 46:

Schedule II — Valuation and Qualifying Accounts.

Information required by other schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibit Index

3.1(1)	Iron Age Certificate of Incorporation, as amended.

3.2(1)	Iron Age By-laws.

4.1(1)	Indenture dated as of April 24, 1998.

10.1(1)	Credit Agreement dated as of April 24, 1998.

10.2(1)	Security Agreement dated April 24, 1998.

10.3(1)	Intellectual Property Security Agreement dated April 24, 1998.

10.4(1)	Canadian Security Agreement dated April 24, 1998.

10.5(1)	Mortgage, Assignment of Leases and Rents, Fixture Filing, Security Agreement and Financing Statement dated February 26, 1997, as amended April 24, 1998.

10.6(1)	Intercompany Subordination agreement dated April 24, 1998.

10.7(1)	Subsidiary Guaranty dated April 24, 1998.

10.8(1)	Iron Age Trademark License Agreement with W.L Gore & Associates, Inc. dated August 15, 1994.

10.9(1)	Falcon Trademark License Agreement with W.L. Gore & Associates, Inc. dated July 25, 1994.

10.10(1)	Falcon Manufacturing Certification Agreement with W.L Gore & Associates, Inc. dated July 25, 1994.

10.11(1)	General Services Administration Contract effective July 26, 1994, as modified May 24, 1995.

10.12(1)	Amended and Restated Management Agreement dated as of February 26, 1997.

10.13(1)	Stockholders Agreement dated as of February 26, 1997.

10.14(1)	Amendment No. 1 to Stockholders Agreement dated as of March 25, 1997.

10.15(1)	American Home Assurance Company Joinder to the Stockholders Agreement dated as of March 25, 1997.

10.16(1)	Banque Nationale de Paris Joinder to the Stockholders Agreement dated as of March 25, 1997.

10.17(1)	Stock Option Plan dated February 26, 1997.

10.18(1)	Securities Purchase Agreement dated February 26, 1997.

10.19(1)	Stock Purchase Agreement dated as of December 26, 1996.

10.20(1)	Amendment No. 1 to the Stock Purchase Agreement dated as of February 26, 1997.

10.21(1)	Pittsburgh, Pennsylvania Lease Agreement dated March 1, 1993, as amended June 2, 1994, as amended June 12, 1996, as amended December 10, 1997.

10.22(1)	Jerusalem, New York Lease Agreement dated December 9, 1992, as amended January 1, 1994, as amended April 1997.

10.23(1)	Jerusalem, New York Lease Agreement dated June 20, 1997, as amended January 9, 1998.

10.24(1)	Lewiston, Maine Lease Agreement dated January 14, 1994.

10.25(1)	Lewiston, Maine Lease Agreement dated November 30, 1990, as amended June 8, 1994.

10.26(1)	Ontario, Canada Lease Agreement dated June 11, 1991, as amended November 23, 1995.

10.27(1)	Jensen Employment Agreement dated February 26, 1997.

10.28(1)	Mills Employment Agreement dated November 20, 1995.

10.29(1)	McDonough Employment Agreement dated November 20, 1995.

10.30(1)	Johanson Employment Agreement date August 1, 1994.

10.31(1)	Johanson Non-Competition Agreement dated August 1, 1994.

10.32(2)	Taaffe Severance Agreement dated January 13, 1999.

10.33(2)	Taaffe Agreement and General Release dated January 13, 1999.

10.34(2)	Letter Waiver to Banque Nationale de Paris Credit Agreement dated August 28, 1998.

10.35(2)	Amendment No. 2 and Waiver to Banque Nationale de Paris Credit Agreement dated February 26, 1999.

10.36(2)	Election to reduce Acquisition Commitment of Banque Nationale de Paris Credit Agreement dated March 5, 1999

10.37(3)	Amendment No. 3 to Banque Nationale de Paris Credit Agreement dated June 23, 1999.

10.38(4)	Amendment No. 4 to Banque Nationale de Paris Credit Agreement dated March 17, 2000.

10.39(4)	Amendment No. 1 to Stock Option Plan dated April 8, 1999.

10.40(4)	Amendment No. 2 to Stock Option Plan dated January 29, 2000.

10.41(4)	Johanson Consulting Agreement dated February 1, 2000.

10.42(4)	Certificate of Designation, Preferences and Rights of the Series B Preferred Stock of Iron Age Holdings Corporation dated December 29, 1999.

10.43(5)	Amendment No. 5 to Banque Nationale de Paris Credit Agreement dated September 15, 2000.

10.44(6)	Certificate of Designation, Preferences and Rights of the Series C Preferred Stock of Iron Age Holdings Corporation dated December 29, 2000.

10.45(6)	Amendment No. 6 to Banque Nationale de Paris Credit Agreement dated April 24, 2001.

10.46(7)	Amendment No. 7 to Banque Nationale de Paris Credit Agreement dated December 10, 2001

21.1(1)	Subsidiaries of Holdings.

(1)	Incorporated by reference to the similarly numbered exhibit in the Company’s Registration Statement on Form S-4, No. 333-57009, filed June 17, 1998.

(2)	Incorporated by reference to the similarly numbered exhibit in the Company’s Annual Report on Form 10-K, filed April 30, 1999.

(3)	Incorporated by reference to the similarly numbered exhibit in the Company’s Quarterly Report on Form 10-Q, filed September 14, 1999.

(4)	Incorporated by reference to the similarly numbered exhibit in the Company’s Annual Report on Form 10K, filed April 18, 2000.

(5)	Incorporated by reference to the similarly numbered exhibit in the Company’s Quarterly Report on Form 10Q, filed December 11, 2000.

(6)	Incorporated by reference to the similarly numbered exhibit in the Company’s Annual Report on Form 10K, filed April 26, 2001.

(7)	Incorporated by reference to the similarly number exhibit in the Company’s Quarterly Report on Form 10Q, filed December 11, 2001.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended January 26, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iron Age Corporation

Dated:	April 25, 2002	By:/S/BART R. HUCHEL Vice President-Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/WILLIAM J. MILLS William J. Mills	Chief Executive Officer, President and Director (principal executive officer)	April 25, 2002

/S/BART R. HUCHEL Bart R. Huchel	Vice President-Finance, Chief Financial Officer and Treasurer (principal financial and accounting officer)	April 25, 2002

/S/KEITH A. MCDONOUGH Keith A. McDonough	Executive Vice President, Chief Operating Officer	April 25, 2002

/S/JOSEPH J. SEBES Joseph J. Sebes	Executive Vice President/Corporate Accounts	April 25, 2002

/S/JOHN Q. ANDERSON John Q. Anderson	Director	April 25, 2002

/S/ANDREA GEISSER Andrea Geisser	Director	April 25, 2002