Form 10-Q/A
period 2002-04-27
IRON AGE CORP
filed 2002-09-10
CIK 1061792

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

	(unaudited)
	(Dollars in Thousands)
Assets
Current assets:
Cash and cash equivalents	$210	$615
Accounts receivable, net	14,865	14,066
Inventories (Note 2)	33,633	32,089
Prepaid expenses	1,029	2,120
Deferred income taxes	867	726

Total current assets	50,604	49,616
Other noncurrent assets	3,512	3,633
Property and equipment, net	9,052	9,253
Customer lists, net	10,942	11,212
Other intangible assets, net	2,406	81,748

Total assets	$76,516	$155,462

Liabilities and stockholder’s (deficit) equity
Current liabilities:
Current maturities of long-term debt	$6,470	$6,475
Accounts payable	5,767	4,687
Accrued expenses	6,923	5,076

Total current liabilities	19,160	16,238
Long-term debt, less current maturities	82,774	86,245
Other noncurrent liabilities	373	390
Deferred income taxes	3,866	5,589

Total liabilities	106,173	108,462
Commitments and contingencies	—	—
Series B redeemable preferred stock	8,727	8,300
Series C redeemable preferred stock	6,927	6,545
Stockholder’s (deficit) equity:
Common stock, $1 par value; 1,000 shares authorized, issued and outstanding	1	1
Additional paid-in capital	44,466	44,466
Accumulated deficit	(89,484)	(11,941)
Accumulated other comprehensive loss	(294)	(371)

Total stockholder’s (deficit) equity	(45,311)	32,155

Total liabilities and stockholder’s (deficit) equity	$76,516	$155,462

See accompanying notes.

Iron Age Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended
	April 27	April 28
	2002	2001

	(Dollars in Thousands)

Net sales	$27,576	$30,011
Cost of sales	13,540	14,381

Gross profit	14,036	15,630
Selling, general and administrative	9,787	10,896
Depreciation	384	422
Amortization of intangible assets	544	1,045

Operating income	3,321	3,267
Interest expense	2,146	2,124

Income before income taxes and cumulative effect of change in accounting principle	1,175	1,143
Income tax expense	400	649

Income before cumulative effect of change in accounting principle	775	494
Cumulative effect of change in accounting principle, net of tax effect of $1,718 (Note 3)	(77,510)	—

Net (loss) income	$(76,735)	$494

See accompanying notes.

Iron Age Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended	Three months ended
	April 27	April 28
	2002	2001

	(Dollars in Thousands)
Operating activities
Net income	$(76,735)	$494
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	77,510	—
Change in fair market value of interest rate swap agreement	—	(337)
Depreciation and amortization	1,042	1,585
Amortization of deferred financing fees included in interest	135	135
Provision for losses on accounts receivable	70	70
Deferred income taxes	(146)	(20)
Changes in operating assets and liabilities:
Accounts receivable	(869)	(321)
Inventories	(1,544)	(1,064)
Prepaid expenses	1,091	491
Other noncurrent assets	(36)	29
Accounts payable	1,080	(219)
Accrued expenses	1,847	(222)
Payment of other noncurrent liabilities	(17)	(12)

Net cash provided by operating activities	3,428	609
Investing activities
Capitalization of internal use software costs	(123)	(115)
Purchases of property and equipment	(297)	(897)

Net cash used in investing activities	(420)	(1,012)
Financing activities
Borrowings under revolving credit agreement	2,350	3,550
Principal payments on debt	(5,776)	(2,950)
Payment of financing costs	(15)	(127)
Principal payments on capital leases	(49)	(47)

Net cash (used in) provided by financing activities	(3,490)	426
Effect of exchange rate changes on cash and cash equivalents	77	(47)

Decrease in cash and cash equivalents	(405)	(24)
Cash and cash equivalents at beginning of period	615	82

Cash and cash equivalents at end of period	$210	$58

Supplemental schedule of noncash investing and financing activities
Dividends and accretion on redeemable preferred stock	$808	$619

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

3. Intangible Assets

Effective January 27, 2002, the Company was required to adopt Statement on Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and Statement on Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (the “Statements”). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the provisions of SFAS No. 142. While amortization of goodwill will no longer be reflected in the Company’s financial statements, amortization related to certain of the Company’s other intangible assets will continue to be deductible for income tax purposes. Amortization expense related to the Company’s goodwill for the three months ended April 28, 2001, was $0.6 million.

In connection with the adoption of SFAS No. 142, the Company tested its goodwill for impairment, which required an assessment of whether there is an indication that goodwill is impaired as of the date of adoption, January 27, 2002. The Company has identified two reporting units, distribution and manufacturing, and determined the carrying value of those units as of the date of adoption. Only the distribution reporting unit had related goodwill. The Company assessed the fair value of the distribution reporting unit and compared it to the reporting unit’s carrying amount, as computed in Step 1 of the evaluation. The fair value of the distribution reporting unit in Step 1 of the evaluation was determined using a 5-year discounted cash flow model. Key assumptions included management’s estimates of future profitability, capital requirements, a discount rate of 14.6% and a terminal growth rate of 2%. Based upon the initial evaluation, Step 2 of the evaluation was required, as the distribution reporting unit had a carrying value in excess of its fair value. In conjunction with Step 2, the Company retained an independent appraisal firm to prepare a valuation of the Company’s assets and liabilities. Step 2 requires the implied fair value of goodwill to be calculated by allocating the fair value of the reporting unit to its tangible and intangible net assets, other than goodwill. The remaining unallocated fair value represents the implied fair value of the goodwill. Management and the independent appraisal firm have determined that all of the Company’s goodwill is impaired at January 27, 2002. Accordingly, the Company has recorded a goodwill impairment charge of $77.5 million, net of tax of $1.7 million, as a cumulative effect of change in accounting for goodwill, for the three month period ended April 27, 2002. The goodwill impairment charge has no effect on cash, the ongoing operation of the Company, the covenants relating to the Bank Credit Facility or the indenture for the Senior Subordinated Notes.

The following table presents reported net (loss) income exclusive of goodwill amortization expense for the three month period ended April 27, 2002 and April 28, 2001, respectively.

	Three Months Ended

	April 27,	April 28,
	2002	2001

	(Dollars in Thousands)

Reported net (loss) income	$(76,735)	$494
Add back:
Goodwill amortization, net of tax	—	525

Adjusted net (loss) income	$(76,735)	$1,019

Amortization expense for other intangible assets subject to amortization for the three month period ended April 27, 2002 and April 28, 2001 are $0.3 million and $0.3 million, respectively. Estimated amortization expense for the fiscal year ended January 25, 2003 and the succeeding five fiscal years is approximately $1.1 million per year.

	Three Months Ended
4. Comprehensive (loss) income	April 27	April 28
	2002	2001

Net (loss) income	$(76,735)	$494
Foreign currency translation gain (loss)	77	(47)

Total comprehensive (loss) income	$(76,658)	$447

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

Effective January 27, 2002, the Company was required to adopt Statement on Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and Statement on Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (the “Statements”). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the provisions of SFAS No. 142. While amortization of goodwill will no longer be reflected in the Company’s financial statements, amortization related to certain of the Company’s other intangible assets will continue to be deductible for income tax purposes. Amortization expense related to the Company’s goodwill for the three months ended April 28, 2001, was $0.6 million.

In connection with the adoption of SFAS No. 142, the Company tested its goodwill for impairment, which required an assessment of whether there is an indication that goodwill is impaired as of the date of adoption, January 27, 2002. The Company has identified two reporting units, distribution and manufacturing, and determined the carrying value of those units as of the date of adoption. Only the distribution reporting unit had related goodwill. The Company assessed the fair value of the distribution reporting unit and compared it to the reporting unit’s carrying amount, as computed in Step 1 of the evaluation. The fair value of the distribution reporting unit in Step 1 of the evaluation was determined using a 5-year discounted cash flow model. Key assumptions included management’s estimates of future profitability, capital requirements, a discount rate of 14.6% and a terminal growth rate of 2%. Based upon the initial evaluation, Step 2 of the evaluation was required, as the distribution reporting unit had a carrying value in excess of its fair value. In conjunction with Step 2, the Company retained an independent appraisal firm to prepare a valuation of the Company’s assets and liabilities. Step 2 requires the implied fair value of goodwill to be calculated by allocating the fair value of the reporting unit to its tangible and intangible net assets, other than goodwill. The remaining unallocated fair value represents the implied fair value of the goodwill. Management and the independent appraisal firm have determined that all of the Company’s goodwill is impaired at January 27, 2002. Accordingly, the Company has recorded a goodwill impairment charge of $77.5 million, net of tax of $1.7 million, as a cumulative effect of change in accounting for goodwill, for the three month period ended April 27, 2002. The goodwill impairment charge has no effect on cash, the ongoing operation of the Company, the covenants relating to the Bank Credit Facility or the indenture for the Senior Subordinated Notes.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibit Index.

3.1(1)	Iron Age Certificate of Incorporation, as amended.
3.2(1)	Iron Age By-laws.
4.1(1)	Indenture dated as of April 24, 1998.
10.1(1)	Credit Agreement dated as of April 24, 1998.
10.2(1)	Security Agreement dated April 24, 1998.
10.3(1)	Intellectual Property Security Agreement dated April 24, 1998.
10.4(1)	Canadian Security Agreement dated April 24, 1998.
10.5(1)	Mortgage, Assignment of Leases and Rents, Fixture Filing, Security Agreement and Financing Statement dated February 26, 1997, as amended April 24, 1998.
10.6(1)	Intercompany Subordination agreement dated April 24, 1998.
10.7(1)	Subsidiary Guaranty dated April 24, 1998.
10.8(1)	Iron Age Trademark License Agreement with W.L Gore & Associates, Inc. dated August 15, 1994.
10.9(1)	Falcon Trademark License Agreement with W.L. Gore & Associates, Inc. dated July 25, 1994.
10.10(1)	Falcon Manufacturing Certification Agreement with W.L Gore & Associates, Inc. dated July 25, 1994.
10.11(1)	General Services Administration Contract effective July 26, 1994, as modified May 24, 1995.

10.12(1)	Amended and Restated Management Agreement dated as of February 26, 1997.
10.13(1)	Stockholders Agreement dated as of February 26, 1997.
10.14(1)	Amendment No. 1 to Stockholders Agreement dated as of March 25, 1997.
10.15(1)	American Home Assurance Company Joinder to the Stockholders Agreement dated as of March 25, 1997.
10.16(1)	Banque Nationale de Paris Joinder to the Stockholders Agreement dated as of March 25, 1997.
10.17(1)	Stock Option Plan dated February 26, 1997.
10.18(1)	Securities Purchase Agreement dated February 26, 1997.
10.19(1)	Stock Purchase Agreement dated as of December 26, 1996.
10.20(1)	Amendment No. 1 to the Stock Purchase Agreement dated as of February 26, 1997.
10.21(1)	Pittsburgh, Pennsylvania Lease Agreement dated March 1, 1993, as amended June 2, 1994, as amended June 12, 1996, as amended December 10, 1997.
10.22(1)	Jerusalem, New York Lease Agreement dated December 9, 1992, as amended January 1, 1994, as amended April 1997.
10.23(1)	Jerusalem, New York Lease Agreement dated June 20, 1997, as amended January 9, 1998.
10.24(1)	Lewiston, Maine Lease Agreement dated January 14, 1994.
10.25(1)	Lewiston, Maine Lease Agreement dated November 30, 1990, as amended June 8, 1994.
10.26(1)	Ontario, Canada Lease Agreement dated June 11, 1991, as amended November 23, 1995.
10.27(1)	Jensen Employment Agreement dated February 26, 1997.
10.28(1)	Mills Employment Agreement dated November 20, 1995.
10.29(1)	McDonough Employment Agreement dated November 20, 1995.
10.30(1)	Johanson Employment Agreement date August 1, 1994.
10.31(1)	Johanson Non-Competition Agreement dated August 1, 1994.
10.32(2)	Taaffe Severance Agreement dated January 13, 1999.
10.33(2)	Taaffe Agreement and General Release dated January 13, 1999.
10.34(2)	Letter Waiver to Banque Nationale de Paris Credit Agreement dated August 28, 1998.
10.35(2)	Amendment No. 2 and Waiver to Banque Nationale de Paris Credit Agreement dated February 26, 1999.
10.36(2)	Election to reduce Acquisition Commitment of Banque Nationale de Paris Credit Agreement dated March 5, 1999
10.37(3)	Amendment No. 3 to Banque Nationale de Paris Credit Agreement dated June 23, 1999.
10.38(4)	Amendment No. 4 to Banque Nationale de Paris Credit Agreement dated March 17, 2000.
10.39(4)	Amendment No. 1 to Stock Option Plan dated April 8, 1999.
10.40(4)	Amendment No. 2 to Stock Option Plan dated January 29, 2000.
10.41(4)	Johanson Consulting Agreement dated February 1, 2000.
10.42(4)	Certificate of Designation, Preferences and Rights of the Series B Preferred Stock of Iron Age Holdings Corporation dated December 29, 1999.
10.43(5)	Amendment No. 5 to Banque Nationale de Paris Credit Agreement dated September 15, 2000.
10.44(6)	Certificate of Designation, Preferences and Rights of the Series C Preferred Stock of

Iron Age Holdings Corporation dated December 29, 2000.
10.45(6)	Amendment No. 6 to Banque Nationale de Paris Credit Agreement dated April 24, 2001.
10.46(7)	Amendment No. 7 to Banque Nationale de Paris Credit Agreement dated December 10, 2001.
21.1(1)	Subsidiaries of Holdings.
99.1	MILLS CERTIFICATION SARBANES-OXLEY ACT OF 2002.
99.2	HUCHEL CERTIFICATION SARBANES-OXLEY ACT OF 2002.

(1)	Incorporated by reference to the similarly numbered exhibit in the Company’s Registration Statement on Form S-4, No. 333-57009, filed June 17, 1998.

(2)	Incorporated by reference to the similarly numbered exhibit in the Company’s Annual Report on Form 10-K, filed April 30, 1999.

(3)	Incorporated by reference to the similarly numbered exhibit in the Company’s Quarterly Report on Form 10-Q, filed September 14, 1999.

(4)	Incorporated by reference to the similarly numbered exhibit in the Company’s Annual Report on Form 10-K, filed April 18, 2000.

(5)	Incorporated by reference to the similarly numbered exhibit in the Company’s Quarterly Report on Form 10-Q, filed December 11, 2000.

(6)	Incorporated by reference to the similarly numbered exhibit in the Company’s Annual Report on Form 10-K, filed April 26, 2001.

(7)	Incorporated by reference to the similarly numbered exhibit in the Company’s Quarterly Report on Form 10-Q, filed December 11, 2001.

(b)	Reports on Form 8-K

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

CERTIFICATIONS

I, William J. Mills, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Iron Age Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; and

/s/William J. Mills

William J. Mills Chief Executive Officer, President and Director

Dated: June 11, 2002

I, Bart R. Huchel, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Iron Age Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; and

/s/Bart R. Huchel

Bart R. Huchel Chief Financial Officer, Vice President – Finance and Treasurer

Dated: June 11, 2002