Form 10-Q
period 2002-07-27
IRON AGE CORP
filed 2002-09-10
CIK 1061792

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

         (Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 27, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Yes ☒         No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐         No ☐   Not Applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Not Applicable.

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements.

         The following financial statements are presented herein:

         Consolidated Balance Sheets as of July 27, 2002 and January 26, 2002

         Consolidated Statements of Loss for the three months and six months ended July 27, 2002 and July 28, 2001

         Consolidated Statements of Cash Flows for the six months ended July 27, 2002 and July 28, 2001

         Notes to Consolidated Financial Statements

Iron Age Corporation

Consolidated Balance Sheets

	July 27	January 26
	2002	2002

	(unaudited)
	(Dollars in Thousands)
Assets

Current assets:

Cash and cash equivalents	$683	$615

Accounts receivable, net	13,216	14,066

Inventories (Note 2)	33,880	32,089

Prepaid expenses	1,239	2,120

Deferred income taxes	655	726

Total current assets	49,673	49,616

Other noncurrent assets	3,311	3,633

Property and equipment, net	9,792	9,253

Customer lists, net	10,658	11,212

Other intangible assets, net	2,377	81,748

Total assets	$75,811	$155,462

Liabilities and stockholder’s (deficit) equity

Current liabilities:

Current maturities of long-term debt	$437	$6,475

Long-term debt classified as current (Note 6)	65,000	—

Long-term debt to be refinanced (Note 6)	27,548	—

Accounts payable	4,664	4,687

Accrued expenses	4,953	5,076

Total current liabilities	102,602	534

Long-term debt, less current maturities	534	86,245

Other noncurrent liabilities	357	390

Deferred income taxes	3,320	5,589

Total liabilities	106,813	108,462

Commitments and contingencies	—	—

Series B redeemable preferred stock	9,164	8,300

Series C redeemable preferred stock	7,336	6,545

Stockholder’s (deficit) equity:

Common stock, $1 par value; 1,000 shares authorized, issued and outstanding	1	1

Additional paid-in capital	44,466	44,466

Accumulated deficit	(91,637)	(11,941)

Other comprehensive loss	(332)	(371)

Total stockholder’s (deficit) equity	(47,502)	32,155

Total liabilities and stockholder’s (deficit) equity	$75,811	$155,462

See accompanying notes.

Iron Age Corporation

Consolidated Statements of Loss (Unaudited)

	Three months ended		Six months ended

	July 27	July 28	July 27	July 28
	2002	2001	2002	2001

	(Dollars in Thousands)
Net sales	$23,830	$25,512	$51,406	$55,523

Cost of sales	11,937	12,487	25,477	26,868

Gross profit	11,893	13,025	25,929	28,655

Selling, general and administrative	10,380	9,973	20,167	20,869

Depreciation	391	643	775	1,065

Amortization of intangible assets	539	1,069	1,083	2,114

Operating income	583	1,340	3,904	4,607

Interest expense	2,184	2,184	4,330	4,308

(Loss) income before income taxes and cumulative effect of change in accounting principle	(1,601)	(844)	(426)	299

Income tax (benefit) expense	(294)	559	106	1,208

Loss before cumulative effect of change in accounting principle	(1,307)	(1,403)	(532)	(909)

Cumulative effect of change in accounting principle, net of tax effect of $1,718 (Note 3)	—	—	(77,510)	—

Net loss	$(1,307)	$(1,403)	$(78,042)	$(909)

See accompanying notes.

Iron Age Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended	Six months ended
	July 27	July 28
	2002	2001

	(Dollars in Thousands)
Operating activities

Net loss	$(78,042)	$(909)

Adjustments to reconcile net loss to net cash provided by operating activities:

Cumulative effect of change in accounting principle	77,510	—

Change in fair market value of interest rate swap	—	(587)

Depreciation and amortization	2,087	3,419

Amortization of deferred financing fees included in interest	270	272

Provision for losses on accounts receivable	193	20

Deferred income taxes	(480)	688

Stock-based compensation	132	—

Changes in operating assets and liabilities:

Accounts receivable	657	2,044

Inventories	(1,791)	(2,430)

Prepaid expenses	881	(416)

Other assets	(150)	100

Accounts payable	(23)	2,678

Accrued expenses	(123)	(1,670)

Other noncurrent liabilities	(33)	(24)

Net cash provided by operating activities	1,088	3,185

Investing activities

Capitalization of internal-use software costs	(167)	(773)

Purchases of property and equipment	(1,543)	(1,007)

Net cash used in investing activities	(1,710)	(1,780)

Financing activities

Borrowings under revolving credit agreement	10,500	9,150

Principal payments on debt	(9,953)	(10,250)

Payment of financing costs	(149)	(178)

Principal payments on capital leases	253	(86)

Net cash provided by (used in) financing activities	651	(1,364)

Effect of exchange rate changes on cash and cash equivalents	39	(32)

Increase in cash and cash equivalents	68	9

Cash and cash equivalents at beginning of period	615	82

Cash and cash equivalents at end of period	$683	$91

Supplemental schedule of noncash investing and financing activities

Dividends and accretion on preferred stock	$1,655	$1,239

See accompanying notes.

Iron Age Corporation
Notes to Consolidated
Financial Statements (Unaudited)

July 27, 2002

1.	Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended July 27, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended January 25, 2003. For further information, refer to Iron Age Corporation’s (“Iron Age” or the “Company”) consolidated financial statements and footnotes thereto for the fiscal year ended January 26, 2002.

2.	Inventories

Inventories consist of the following:

	July 27	January 26
	2002	2002

	(Dollars in Thousands)
Raw materials	$1,596	$2,060

Work-in-process	824	629

Finished goods	31,460	29,400

	$33,880	$32,089

3.	Intangible Assets

Effective January 27, 2002, the Company was required to adopt Statement on financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and Statement on Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (the “Statements”). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the provisions of SFAS No. 142. While amortization of goodwill will no longer be reflected in Holdings’ financial statements, amortization related to certain of the Company’s other intangible assets will continue to be deductible for income tax purposes. Amortization expense related to the Company’s goodwill for the three months and six months ended July 28, 2001, was $0.6 million and $1.1 million, respectively.

In connection with the adoption of SFAS No. 142, the Company tested its goodwill for impairment,

which required an assessment of whether there is an indication that goodwill is impaired as of the date of adoption, January 27, 2002. The Company has identified two reporting units, distribution and manufacturing, and determined the carrying value of those units as of the date of adoption. Only the distribution reporting unit had related goodwill. The Company assessed the fair value of the distribution reporting unit and compared it to the reporting unit’s carrying amount, as computed in Step 1 of the evaluation. The fair value of the distribution reporting unit in Step 1 of the evaluation was determined using a 5-year discounted cash flow model. Key assumptions included management’s estimates of future profitability, capital requirements, a discount rate of 14.6% and a terminal growth rate of 2%. Based upon the initial evaluation, Step 2 of the evaluation was required, as the distribution reporting unit had a carrying value in excess of its fair value. In conjunction with Step 2, the Company retained an independent appraisal firm to prepare a valuation of the Company’s assets and liabilities. Step 2 requires the implied fair value of goodwill to be calculated by allocating the fair value of the reporting unit to its tangible and intangible net assets, other than goodwill. The remaining unallocated fair value represents the implied fair value of the goodwill. Management and the independent appraisal firm have determined that all of the Company’s goodwill is impaired at January 27, 2002. Accordingly, the Company has recorded a goodwill impairment charge of $77.5 million, net of tax of $1.7 million, as a cumulative effect of change in accounting for goodwill, for the six month period ended July 27, 2002. The goodwill impairment charge has no effect on cash, the ongoing operation of the Company, the covenants relating to the Bank Credit Facility or the indenture for the Senior Subordinated Notes.

The following table presents reported net (loss) income exclusive of goodwill amortization expense for the three month period and the six month period ended July 27, 2002 and July 28, 2001, respectively.

	Three Months Ended		Six Months Ended

	July 27,	July 28,	July 27,	July 28,
	2002	2001	2002	2001

	(Dollars in Thousands)
Reported net loss	$(1,307)	$(1,403)	$(78,042)	$(909)

Add back:

Goodwill amortization, net of tax	—	525	—	1,051

Adjusted net (loss) income	$(1,307)	$(878)	$(78,042)	$142

Amortization expense for other intangible assets subject to amortization for the three month and six month periods ended July 27, 2002 and July 28, 2001 are $0.3 million, $0.3 million, $0.6 million and $0.6 million, respectively. Estimated amortization expense for the fiscal year ended January 25, 2003 and the succeeding five fiscal years is approximately $1.1 million per year.

4.	Comprehensive Loss

	Three Months Ended		Six Months Ended

	July 27,	July 28,	July 27,	July 28,
	2002	2001	2002	2001

	(Dollars in Thousands)
Net loss	$(1,307)	$(1,403)	$(78,042)	$(909)

Foreign currency translation (loss) gain	(29)	15	48	(32)

Total comprehensive loss	$(1,336)	$(1,388)	$(77,994)	$(941)

5.	Related Party Transaction

On May 23, 2002, the Company purchased 25.08 shares of Iron Age Holdings Corporation’s Series B non voting, cumulative, redeemable preferred stock with a par value of $.01 per share (the “Holdings Series B Preferred Stock”) from certain officers of the Company, in exchange for the unpaid balance of principal and accrued interest of their outstanding Term Promissory Notes in the amount of approximately $0.13 million. Following the purchase, these officers will hold 22.67 shares of Holdings Series B Preferred Stock. The Company recorded $0.13 million as stock-based compensation expense for the three months and six months ended July 27, 2002.

6.	Long Term Debt

The Company’s Bank Credit Facility, which is guaranteed by Iron Age Holdings Corporation, the Company’s parent company, (“Holdings”), requires Holdings to maintain certain financial ratios. Effective September 6, 2002, Holdings obtained a Letter Waiver from the lenders related to the Bank Credit Facility, waiving the requirements of those financial ratios for the period from July 27, through October 25, 2002 with the intention of refinancing its existing bank credit facility by September 30, 2002. Consequently, the Company has not violated its debt covenants and the debt is not callable. However, if the Bank Credit Facility is not refinanced, Holdings’ projections indicate that it will likely be in violation of certain financial covenants under its existing Bank Credit Facility within the next twelve months unless such covenants are amended or waived.

On August 27, 2002, Holdings obtained a $50.0 million commitment for a new five-year bank credit facility, consisting of a revolving credit facility, a letter of credit subfacility and three term loans. The proceeds from the new bank credit facility are expected to be used to fully repay the obligations of the existing Bank Credit facility, fund other capital initiatives, and to provide Holdings with capital to fund its anticipated cash requirements. The commitment stipulates that the lender will extend the new bank credit facility unless certain conditions are not met, including, but not limited to, the completion of due diligence by the lender (which Holdings believes to be substantially complete) or a material adverse change in Holdings’ financial condition or prospects or in the value of collateral. The commitment will terminate, unless extended by the lender, if the new bank credit facility is not closed on or before September 30, 2002.

If Holdings is unable to refinance its current Bank Credit Facility on or before October 26, 2002, and Holdings is unable to obtain additional waivers from the lenders or amend the Bank Credit Facility, the lenders have the right to accelerate the bank debt, which would cause the Senior Subordinated Notes to also be in default. In accordance with SFAS No. 78, Classification of Obligations That Are Callable by the Creditor an amendment of ARB No. 43, Chapter 3A, and SFAS No. 6, Classification of Short-Term Obligations Expected to Be Refinanced, the Company has classified its Bank Credit Facility and Senior Subordinated Notes as current liabilities because the existing lender has not waived its right to accelerate the debt for a period of at least twelve months and the commitment letter contains certain subjective cancellation provisions. Holdings expects to complete the refinancing by September 30, 2002, at which time, these obligations would be reclassified as long-term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussions should be read in conjunction with the accompanying Condensed Consolidated Financial Statements for the period ended July 27, 2002, and the Company’s audited consolidated financial statements and Annual Report on Form 10-K for the fiscal year ended January 26, 2002.

Results of Operations

Three Months ended July 27, 2002 compared to
Three Months ended July 28, 2001

Net Sales for the three months ended July 27, 2002 (“second quarter 2003”) were $23.8 million compared to $25.5 million for the comparable three month period ended July 28, 2001 (“second quarter 2002”), a decrease of $1.7 million, or 6.7%. The decrease in net sales was attributable to a decrease of $1.1 million, or 4.3%, in the Company’s footwear distribution business line, primarily related to a decrease of $0.9 million, or 21.0%, in the Company’s industrial direct business line, as a result of decreases in purchases by several large customers, reflecting a continued softness in the general economic environment. Further, the economy continues to adversely impact the Company’s direct mail business line. Net sales in the direct mail business line decreased by $0.2 million or 13.3%. Partially offsetting the decrease in net sales in the Company’s industrial direct and direct mail business lines was an increase of $0.1 million, or 0.5%, in the Company’s retail business line. The retail business line, which is the Company’s largest, continued to benefit from the addition of new customers and a product line that is the industry’s most extensive. In addition, the Company has opened three new retail locations and has relocated several others to be in a better position to serve its industrial customer base. The decrease in net sales was also related to a decrease of $0.3 million, or 15.6% of the overall decrease in net sales, in the Company’s branded wholesale business line, as there were no sales to the Company’s primary wholesale customer in second quarter 2003, due to the bankruptcy of that customer in October 2001. Also, for second quarter 2003, there were no sales relating to the Company’s vision products business line, which was sold in December 2001, compared to $0.3 million in net sales for second quarter 2002, a decrease of $0.3 million, or 19.9% of the overall decrease in net sales.

Gross Profit for second quarter 2003 was $11.9 million compared to $13.0 million for second quarter 2002, a decrease of $1.1 million, or 8.5%. The decrease in gross profit was primarily related to the decrease in net sales as discussed above. As a percentage of net sales, gross profit for second quarter 2003 decreased to 49.9%, a decrease of 1.2% from second quarter 2002. Gross profit percentage decreased in the Company’s primary footwear distribution line by 2.0% in second quarter 2003, due primarily to general changes in product mix and the impact of competitive pricing strategies. The decrease in gross profit percentage was partially offset by a 3.1% increase in gross profit percentage in the Company’s manufacturing subsidiary.

Selling, General and Administrative Expenses for second quarter 2003 were $10.4 million compared to $10.0 million for second quarter 2002, an increase of $0.4 million, or 4.0%, due primarily to increases of approximately $0.6 million in professional fees, freight costs, insurance, stock-based compensation and other taxes not related to income taxes. The increase was partially offset by employee related cost reductions, including salaries and wages, of approximately $0.3 million.

Operating Income for second quarter 2003 was $0.6 million compared to $1.3 million for second quarter 2002, a decrease of $0.7 million, or 53.9%. As a percentage of net sales, operating income was 2.5% of net sales for second quarter 2003 compared to 5.1% of net sales for second quarter 2002. The decrease was primarily attributable to the decrease in gross profit and the increase in selling, general and administrative expenses as discussed above. The decrease in operating income was partially offset by decreases in depreciation expense and amortization expense, primarily goodwill, in conjunction with the adoption of Statement on Financial Accounting Standards (SFAS) No. 142.

Interest Expense for second quarter 2003 was $2.2 million compared to $2.2 million for second quarter 2002. Interest expense for second quarter 2002 included the favorable change of approximately $0.3 million in the fair market value of the Company’s interest rate swap agreement due to the decrease in interest rates in second quarter 2002. The interest rate swap agreement was terminated in October 2001. Excluding the favorable impact of the interest rate swap agreement in second quarter 2002, interest expense for second quarter 2003 decreased due to the effect of lower interest rates and decreased indebtedness relating to the Bank Credit Facility.

Income Tax Benefit for second quarter 2003 was $0.3 million compared to an income tax expense of $0.6 million for second quarter 2002. Income tax benefit for second quarter 2002 differs from that of the statutory income tax rate due primarily to nondeductible goodwill amortization. In addition, second quarter 2002 included a charge related to the recognition of a valuation allowance against the deferred tax benefit for state net operating loss carryforwards. At January 27, 2001, the Company had available state net operating loss carryforwards of approximately $0.7 million, which expire in various years beginning in 2002 through 2019. For second quarter 2002, the Company reviewed the likelihood of utilizing the state net operating loss carryforwards and determined that it is currently more likely than not that the benefit will not be realized. The Company will continually monitor its state tax position and may determine in the future that some or all of the state net operating losses becomes realizable. At that point, the valuation allowance will be reduced to reflect the net realizable amount which will result in an increase in net income. Upon the adoption of SFAS No. 142, the Company recorded no goodwill amortization for second quarter 2003.

Six Months ended July 27, 2002 compared to
Six Months ended July 28, 2001

Net Sales for the six months ended July 27, 2002 (“first half 2003”) were $51.4 million compared to $55.5 million for the comparable six month period ended July 28, 2001 (“first half 2002”), a decrease of $4.1 million, or 7.4%. The decrease in net sales was attributable to a decrease of $3.0 million, or 5.4%, in the Company’s footwear distribution business line, primarily related to a decrease of $1.9 million, or 20.3%, in the Company’s industrial direct business line, as a result of decreases in purchases by several large customers, reflecting a continued softness in the general economic environment. Further, the economy continues to adversely impact the Company’s direct mail business line. Net sales decreased in the direct mail business line by $0.3 million, or 10.4%. In addition, net sales decreased by $0.4 million, or 0.7%, in the Company’s retail business line, reflecting a decline in the general economic environment, including plant closings and employee layoffs that affected the Company’s customers. The decrease in net sales was also related to a decrease of $0.4 million, or 10.6% of the overall decrease in net sales, in the Company’s branded wholesale business line, as there were no sales to the Company’s primary wholesale customer in first half 2003, due to the bankruptcy of that customer in October 2001. Also, for second quarter 2003, there were no sales relating to the Company’s vision products business line, which was sold in December 2001, compared to $0.7 million in net sales for second quarter 2002, a decrease of $0.7 million, or 16.8% of the overall decrease in net sales.

Gross Profit for first half 2003 was $25.9 million compared to $28.7 million for first half 2002, a decrease of $2.8 million, or 9.8%. The decrease in gross profit was primarily related to the decrease in net sales as discussed above. As a percentage of net sales, gross profit for first half 2003 decreased to 50.4%, a decrease of 1.2% from first half 2002. Gross profit percentage decreased in the Company’s primary footwear distribution line by 2.0% for first half 2003, due primarily to general changes in product mix and the impact of competitive pricing strategies. The decrease in gross profit percentage was partially offset by a 2.7% increase in gross profit percentage in the Company’s manufacturing subsidiary.

Selling, General and Administrative Expenses for first half 2003 were $20.2 million compared to $20.9 million for first half 2002, a decrease of $0.7 million, or 3.4%, due primarily to the effect of employee related cost reductions, including salaries and wages.

Operating Income for first half 2003 was $3.9 million compared to $4.6 million for first half 2002, a decrease of $0.7 million, or 15.2%. As a percentage of net sales, operating income was 7.6% of net sales for first half 2003 compared to 8.3% of net sales for first half 2002. The decrease was primarily attributable to the decrease in gross profit and was partially offset by the decrease in selling, general and administrative expenses as discussed above and by decreases in depreciation expense and amortization expense, primarily goodwill, in conjunction with the adoption of SFAS No. 142.

Interest Expense for first half 2003 was $4.3 million compared to $4.3 million for first half 2002. The increase in interest expense relates to the favorable change of $0.6 million in the fair market value of the Company’s interest rate swap agreement due to decreases in interest rates in first half 2002. The interest rate swap agreement was terminated in October 2001. Excluding the favorable impact of the interest rate swap agreement in first half 2002, interest expense for first half 2003 decreased due to the effect of lower interest rates and decreased indebtedness relating to the Bank Credit Facility.

Income Tax Expense for first half 2003 was $0.1 million compared to an income tax expense of $1.2 million for first half 2002. Income tax expense for first half 2002 differs from that of the statutory income tax rate due primarily to nondeductible goodwill amortization. In addition, first half 2002 included a charge related to the recognition of a valuation allowance against the deferred tax benefit for state net operating loss carryforwards. At January 27, 2001, the Company had available state net operating loss carryforwards of approximately $0.7 million, which expire in various years beginning in 2002 through 2019. For first half 2002, the Company reviewed the likelihood of utilizing the state net operating loss carryforwards and determined that it is currently more likely than not that the benefit will not be realized. The Company will continually monitor its state tax position and may determine in the future that some or all of the state net operating losses becomes realizable. At that point, the valuation allowance will be reduced to reflect the net realizable amount which will result in an increase in net income. Upon the adoption of SFAS No. 142, the Company recorded no goodwill amortization for first half 2003.

Liquidity and Capital Resources

Sources and Uses of Cash

The Company’s primary cash needs are working capital, capital expenditures and debt service. The Company has financed cash requirements primarily through internally generated cash flow and funds borrowed under credit facilities.

Net cash provided by operating activities was $1.1 million for first half 2003, a decrease of $2.1 million as compared to net cash provided by operating activities of $3.2 million in first half 2002. The decrease in net cash provided by operating activities was primarily related to an increase in inventory of $1.8 million for first half 2003. The Company has introduced several new styles of branded merchandise to meet the demands of its retail customers. With the Company’s extensive distribution channel and relatively higher gross margins on the branded merchandise, management does not believe that any of its inventory is subject to obsolescence risk.

The Company’s investing activities for first half 2003 consisted of capital expenditures of approximately $1.5 million for improvements in retail stores, shoemobiles and equipment and approximately $0.2 million for the acquisition of software for internal use. Capital expenditures of approximately $1.8 million for first half 2002 included capital expenditures of approximately $1.0 million for improvements in retail stores, shoemobiles and equipment and approximately $0.8 million for the acquisition of software for internal use.

The Company’s financing activities for first half 2003 provided under the Bank Credit Facility, were approximately $0.6 million, which included the scheduled principal payments of approximately $3.1 million on the Acquisition Term Loan. The Company used approximately $1.4 million for financing activities for first half 2002, which primarily consisted of payments related to the Bank Credit Facility.

The Company’s total working capital as of July 27, 2002 was $33.5 million. At January 26, 2002, working capital was $33.4 million.

Cash flow from operations for first half 2003 was sufficient to cover debt service requirements under the Bank Credit Facility. The Company’s ability to make scheduled payments of principal, or to pay the interest or premium (if any) on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the Bank Credit Facility, will be adequate to meet the Company’s anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on its indebtedness for the next several years. There can be no assurance that the Company’s business will generate sufficient cash flow from operations or that future borrowing will be available under the Bank Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Senior Subordinated Notes, or to make capital expenditures.

The Company’s debt consists of the Senior Subordinated Notes, the Bank Credit Facility and certain other debt. The Bank Credit Facility, as amended, consists of a $21.1 million acquisition term loan facility (the “Acquisition Term Loan”) and $20.0 million in revolving credit loans, letters of credit and swing line loans (the “Revolving Credit Facility”). The Company’s other debt of $1.0 million consists of capital leases and other notes. As of July 27, 2002, approximately $14.2 million of the Acquisition Term Loan and approximately $13.3 million of the Revolving Credit Facility were outstanding. The Company has no additional borrowing availability under the Acquisition Term Loan and approximately $6.7 million under the Revolving Credit Facility. The Acquisition Term Loan matures in quarterly installments from July 2001 until final payment in April 2004. The Revolving Credit Facility will mature in April 2004 and has no scheduled interim principal payments.

The Senior Subordinated Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by each Domestic Restricted Subsidiary that is a Material Subsidiary (as such terms are defined in the indenture for the Senior Subordinated Notes (the “Senior Subordinated Notes Indenture”)) (whether currently existing, newly acquired or created). Each such subsidiary guaranty (a “Subsidiary Guaranty”) will provide that the subsidiary guarantor, as primary obligor and not merely as surety, will irrevocably and unconditionally guarantee on an unsecured, senior subordinated basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of the Company under the Senior Subordinated Notes Indenture and the Senior Subordinated Notes, whether for payment of principal or of interest on the Senior Subordinated Notes, expenses, indemnification or otherwise. As of July 27, 2002, none of the Company’s Domestic Restricted Subsidiaries was a Material Subsidiary, and therefore no Subsidiary Guaranty was in force or effect.

Long-term Debt

The Company’s Bank Credit Facility, which is guaranteed by Iron Age Holdings Corporation, the Company’s parent company, (“Holdings”), requires Holdings to maintain certain financial ratios. Effective September 6, 2002, Holdings obtained a Letter Waiver from the lenders related to the Bank Credit Facility, waiving the requirements of those financial ratios for the period from July 27, through October 25, 2002 with the intention of refinancing its existing bank credit facility by September 30, 2002. Consequently, the Company has not violated its debt covenants and the debt is not callable. However, if the Bank Credit Facility is not refinanced, Holdings’ projections indicate that it will likely be in violation of certain financial covenants under its existing Bank Credit Facility within the next twelve months unless such covenants are amended or waived.

On August 27, 2002, Holdings obtained a $50.0 million commitment for a new five-year bank credit facility, consisting of a revolving credit facility, a letter of credit subfacility and three term loans. The proceeds from the new bank credit facility are expected to be used to fully repay the obligations of the existing Bank Credit facility, fund other capital initiatives, and to provide Holdings with capital to fund its anticipated cash requirements. The commitment stipulates that the lender will extend the new bank credit facility unless certain conditions are not met, including, but not limited to, the completion of due diligence by the lender (which Holdings believes to be substantially complete) or a material adverse change in Holdings’ financial condition or prospects or in the value of collateral. The commitment will terminate, unless extended by the lender, if the new bank credit facility is not closed on or before September 30, 2002.

If Holdings is unable to refinance its current Bank Credit Facility on or before October 26, 2002, and Holdings is unable to obtain additional waivers from the lenders or amend the Bank Credit Facility, the lenders have the right to accelerate the bank debt, which would cause the Senior Subordinated Notes to also be in default. In accordance with SFAS No. 78, Classification of Obligations That Are Callable by the Creditor an amendment of ARB No. 43, Chapter 3A, and SFAS No. 6, Classification of Short-Term Obligations Expected to Be Refinanced, the Company has classified its Bank Credit Facility and Senior Subordinated Notes as current liabilities because the existing lender has not waived its right to accelerate the debt for a period of at least twelve months and the commitment letter contains certain subjective cancellation provisions. Holdings expects to complete the refinancing by September 30, 2002, at which time, these obligations would be reclassified as long-term.

Recently Issued Accounting Standards

Effective January 27, 2002, the Company was required to adopt Statement on financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and Statement on Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (the “Statements”). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the provisions of SFAS No. 142. While amortization of goodwill will no longer be reflected in Holdings’ financial statements, amortization related to certain of the Company’s other intangible assets will continue to be deductible for income tax purposes. Amortization expense related to the Company’s goodwill for the three months and six months ended July 28, 2001, was $0.6 million and $1.1 million, respectively.

In connection with the adoption of SFAS No. 142, the Company tested its goodwill for impairment, which required an assessment of whether there is an indication that goodwill is impaired as of the date of adoption, January 27, 2002. The Company has identified two reporting units, distribution and manufacturing, and determined the carrying value of those units as of the date of adoption. Only the distribution reporting unit had related goodwill. The Company assessed the fair value of the distribution reporting unit and compared it to the reporting unit’s carrying amount, as computed in Step 1 of the evaluation. The fair value of the distribution reporting unit in Step 1 of the evaluation was determined using a 5-year discounted cash flow model. Key assumptions included management’s estimates of future profitability, capital requirements, a discount rate of 14.6% and a terminal growth rate of 2%. Based upon the initial evaluation, Step 2 of the evaluation was required, as the distribution reporting unit had a carrying value in excess of its fair value. In conjunction with Step 2, the Company retained an independent appraisal firm to prepare a valuation of the Company’s assets and liabilities. Step 2 requires the implied fair value of goodwill to be calculated by allocating the fair value of the reporting unit to its tangible and intangible net assets, other than goodwill. The remaining unallocated fair value represents the implied fair value of the goodwill. Management and the independent appraisal firm have determined that all of the Company’s goodwill is impaired at January 27, 2002. Accordingly, the Company has recorded a goodwill impairment charge of $77.5 million, net of tax of $1.7 million, as a cumulative effect of change in accounting for goodwill, for the six month period ended July 27, 2002. The goodwill impairment charge has no effect on cash, the ongoing operation of the Company, the covenants relating to the Bank Credit Facility or the indenture for the Senior Subordinated Notes.

Effective January 27, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,”. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes FAS Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). FAS 144 has had no material impact on the financial statements of the Company for the six months ended July 27, 2002.

In August 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the provisions of SFAS 143 to determine what impact, if any, SFAS 143 will have on its financial statements.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS 146 is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently evaluating the provisions of SFAS 146 to determine what impact, if any, SFAS 146 will have on its financial statements.

Inflation and Changing Prices

The Company’s sales and costs are subject to inflation and price fluctuations. However, they historically have not, and in the future are not expected to have, a material adverse effect on the Company’s results of operations.

Forward Looking Statements

When used in this quarterly report, the words “believes”, “anticipates”, “expects” and similar expressions are used to identify forward looking statements. Such statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. The Company wishes to caution readers that the following important factors and others in some cases have affected and in the future could affect the Company’s actual results and could cause the Company’s actual results to differ materially from those expressed in any forward statements made by the Company: (i) economic conditions in the safety shoe market, (ii) availability of credit and ability to refinance existing indebtedness, (iii) increase in interest rates, (iv) cost of raw materials, (v) inability to maintain state-of-the-art manufacturing facilities, (vi) heightened competition, including intensification of price and service competition, the entry of new competitors and the introduction of new products by existing competitors, (vii) inability to capitalize on opportunities presented by industry consolidation, (viii) loss or retirement of key executives, (ix) loss or disruption of the Company’s relationships with its major suppliers, including the Company’s largest supplier in China and (x) inability to grow by acquisition of additional safety shoe distributors or to effectively consolidate operations of businesses acquired.

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

Interest Rates

At July 27, 2002, the Company had fixed-rate debt totaling $66.0 million in principal amount and having a fair value of $24.4 million. These instruments bear interest at a fixed rate and, therefore, do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease (to the holder) by approximately $2.4 million if interest rates were to increase by 10% from their levels at July 27, 2002 (i.e., an increase from the weighted average interest rate of 9.9% to a weighted average interest rate of 10.9%).

At July 27, 2002, the Company had variable-rate debt totaling $27.5 million in principal amount and having a fair value of $27.5 million. These borrowings are under the Bank Credit Facility. If interest rates were to increase by 10% from their levels at July 27, 2002, the Company would incur additional annual interest expense of approximately $0.1 million.

Foreign Exchange Rates

Information relating to the sensitivity to foreign currency exchange rate changes is omitted as the Company’s foreign exchange activities are not significant and therefore exposure risk has not materially changed from that disclosed in the Company’s Annual Report on Form 10-K for the year ended January 26, 2002.

Item 4. Controls and Procedures.

There have been no significant changes in the Company’s internal controls or other factors that could significantly affect these controls.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibit Index.

3.1(1)	Iron Age Certificate of Incorporation, as amended.

3.2(1)	Iron Age By-laws.

4.1(1)	Indenture dated as of April 24, 1998.

10.1(1)	Credit Agreement dated as of April 24, 1998.

10.2(1)	Security Agreement dated April 24, 1998.

10.3(1)	Intellectual Property Security Agreement dated April 24, 1998.

10.4(1)	Canadian Security Agreement dated April 24, 1998.

10.5(1)	Mortgage, Assignment of Leases and Rents, Fixture Filing, Security Agreement and Financing Statement dated February 26, 1997, as amended April 24, 1998.

10.6(1)	Intercompany Subordination agreement dated April 24, 1998.

10.7(1)	Subsidiary Guaranty dated April 24, 1998.

10.8(1)	Iron Age Trademark License Agreement with W.L Gore & Associates, Inc. dated August 15, 1994.

10.9(1)	Falcon Trademark License Agreement with W.L. Gore & Associates, Inc. dated July 25, 1994.

10.10(1)	Falcon Manufacturing Certification Agreement with W.L Gore & Associates, Inc. dated July 25, 1994.

10.11(1)	General Services Administration Contract effective July 26, 1994, as modified May 24, 1995.

10.12(1)	Amended and Restated Management Agreement dated as of February 26, 1997.

10.13(1)	Stockholders Agreement dated as of February 26, 1997.

10.14(1)	Amendment No. 1 to Stockholders Agreement dated as of March 25, 1997.

10.15(1)	American Home Assurance Company Joinder to the Stockholders Agreement dated as of March 25, 1997.

10.16(1)	Banque Nationale de Paris Joinder to the Stockholders Agreement dated as of March 25, 1997.

10.17(1)	Stock Option Plan dated February 26, 1997.

10.18(1)	Securities Purchase Agreement dated February 26, 1997.

10.19(1)	Stock Purchase Agreement dated as of December 26, 1996.

10.20(1)	Amendment No. 1 to the Stock Purchase Agreement dated as of February 26, 1997.

10.21(1)	Pittsburgh, Pennsylvania Lease Agreement dated March 1, 1993, as amended June 2, 1994, as amended June 12, 1996, as amended December 10, 1997.

10.22(1)	Jerusalem, New York Lease Agreement dated December 9, 1992, as amended January 1, 1994, as amended April 1997.

10.23(1)	Jerusalem, New York Lease Agreement dated June 20, 1997, as amended January 9, 1998.

10.24(1)	Lewiston, Maine Lease Agreement dated January 14, 1994.

10.25(1)	Lewiston, Maine Lease Agreement dated November 30, 1990, as amended June 8, 1994.

10.26(1)	Ontario, Canada Lease Agreement dated June 11, 1991, as amended November 23, 1995.

10.27(1)	Jensen Employment Agreement dated February 26, 1997.

10.28(1)	Mills Employment Agreement dated November 20, 1995.

10.29(1)	McDonough Employment Agreement dated November 20, 1995.

10.30(1)	Johanson Employment Agreement date August 1, 1994.

10.31(1)	Johanson Non-Competition Agreement dated August 1, 1994.

10.32(2)	Taaffe Severance Agreement dated January 13, 1999.

10.33(2)	Taaffe Agreement and General Release dated January 13, 1999.

10.34(2)	Letter Waiver to Banque Nationale de Paris Credit Agreement dated August 28, 1998.

10.35(2)	Amendment No. 2 and Waiver to Banque Nationale de Paris Credit Agreement dated February 26, 1999.

10.36(2)	Election to reduce Acquisition Commitment of Banque Nationale de Paris Credit Agreement dated March 5, 1999

10.37(3)	Amendment No. 3 to Banque Nationale de Paris Credit Agreement dated June 23, 1999.

10.38(4)	Amendment No. 4 to Banque Nationale de Paris Credit Agreement dated March 17, 2000.

10.39(4)	Amendment No. 1 to Stock Option Plan dated April 8, 1999.

10.40(4)	Amendment No. 2 to Stock Option Plan dated January 29, 2000.

10.41(4)	Johanson Consulting Agreement dated February 1, 2000.

10.42(4)	Certificate of Designation, Preferences and Rights of the Series B Preferred Stock of Iron Age Holdings Corporation dated December 29, 1999.

10.43(5)	Amendment No. 5 to Banque Nationale de Paris Credit Agreement dated September 15, 2000.

10.44(6)	Certificate of Designation, Preferences and Rights of the Series C Preferred Stock of Iron Age Holdings Corporation dated December 29, 2000.

10.45(6)	Amendment No. 6 to Banque Nationale de Paris Credit Agreement dated April 24, 2001.

10.46(7)	Amendment No. 7 to Banque Nationale de Paris Credit Agreement dated December 10, 2001.

10.47	Amendment to Mills Employment Agreement dated August 1, 2002.

10.48	Amendment to McDonough Employment Agreement dated May 28, 2002.

10.49	Morrison Consulting Agreement dated April 1, 2002.

10.50	Letter Waiver to Banque Nationale de Paris Credit Agreement dated September 6, 2002.

21.1(1)	Subsidiaries of Iron Age.

99.1	Mills Certification Sarbanes-Oxley Act of 2002.

99.2	Huchel Certification Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the similarly numbered exhibit in the Company’s Registration Statement on Form S-4, No. 333-57009, filed June 17, 1998.

(2)	Incorporated by reference to the similarly numbered exhibit in the Company’s Annual Report on Form 10-K, filed April 30, 1999.

(3)	Incorporated by reference to the similarly numbered exhibit in the Company’s Quarterly Report on Form 10-Q, filed September 14, 1999.

(4)	Incorporated by reference to the similarly numbered exhibit in the Company’s Annual Report on Form 10-K, filed April 18, 2000.

(5)	Incorporated by reference to the similarly numbered exhibit in the Company’s Quarterly Report on Form 10-Q, filed December 11, 2000.

(6)	Incorporated by reference to the similarly numbered exhibit in the Company’s Annual Report on Form 10-K, filed April 26, 2001.

(7)	Incorporated by reference to the similarly numbered exhibit in the Company’s Quarterly Report on Form 10-Q, filed December 11, 2001.

(b)	Reports on Form 8-K.

         No reports on Form 8-K were filed during the second quarter ended July 27, 2002.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON AGE CORPORATION

	By:	/s/ Bart R. Huchel
		Name:	Bart R. Huchel

Dated: September 10, 2002		Title:	Vice President-Finance Chief Financial Officer and Treasurer (Principal financial and accounting officer)

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

Dated: September 10, 2002

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

Dated: September 10, 2002