Form 10-Q/A
period 2002-07-27
IRON AGE CORP
filed 2002-09-27
CIK 1061792

FORM 10-Q/A

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

	(unaudited)
	(Dollars in Thousands)
Assets

Current assets:

Cash and cash equivalents	$683	$615

Accounts receivable, net	13,216	14,066

Inventories (Note 2)	33,880	32,089

Prepaid expenses	1,239	2,120

Deferred income taxes	655	726

Total current assets	49,673	49,616

Other noncurrent assets	3,311	3,633

Property and equipment, net	9,792	9,253

Customer lists, net	10,658	11,212

Other intangible assets, net	2,377	81,748

Total assets	$75,811	$155,462

Liabilities and stockholder’s (deficit) equity

Current liabilities:

Current maturities of long-term debt	$1,187	$6,475

Bank credit facility (Note 6)	11,522	—

Accounts payable	4,664	4,687

Accrued expenses	4,953	5,076

Total current liabilities	22,326	534

Long-term debt, less current maturities	80,810	86,245

Other noncurrent liabilities	357	390

Deferred income taxes	3,320	5,589

Total liabilities	106,813	108,462

Commitments and contingencies	—	—

Series B redeemable preferred stock	9,164	8,300

Series C redeemable preferred stock	7,336	6,545

Stockholder’s (deficit) equity:

Common stock, $1 par value; 1,000 shares authorized, issued and outstanding	1	1

Additional paid-in capital	44,466	44,466

Accumulated deficit	(91,637)	(11,941)

Other comprehensive loss	(332)	(371)

Total stockholder’s (deficit) equity	(47,502)	32,155

Total liabilities and stockholder’s (deficit) equity	$75,811	$155,462

See accompanying notes.

Iron Age Corporation

Consolidated Statements of Loss (Unaudited)

	Three months ended		Six months ended

	July 27	July 28	July 27	July 28
	2002	2001	2002	2001

	(Dollars in Thousands)
Net sales	$23,830	$25,512	$51,406	$55,523

Cost of sales	11,937	12,487	25,477	26,868

Gross profit	11,893	13,025	25,929	28,655

Selling, general and administrative	10,380	9,973	20,167	20,869

Depreciation	391	643	775	1,065

Amortization of intangible assets	539	1,069	1,083	2,114

Operating income	583	1,340	3,904	4,607

Interest expense	2,184	2,184	4,330	4,308

(Loss) income before income taxes and cumulative effect of change in accounting principle	(1,601)	(844)	(426)	299

Income tax (benefit) expense	(294)	559	106	1,208

Loss before cumulative effect of change in accounting principle	(1,307)	(1,403)	(532)	(909)

Cumulative effect of change in accounting principle, net of tax effect of $1,718 (Note 3)	—	—	(77,510)	—

Net loss	$(1,307)	$(1,403)	$(78,042)	$(909)

See accompanying notes.

Iron Age Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended	Six months ended
	July 27	July 28
	2002	2001

	(Dollars in Thousands)
Operating activities

Net loss	$(78,042)	$(909)

Adjustments to reconcile net loss to net cash provided by operating activities:

Cumulative effect of change in accounting principle	77,510	—

Change in fair market value of interest rate swap	—	(587)

Depreciation and amortization	2,087	3,419

Amortization of deferred financing fees included in interest	270	272

Provision for losses on accounts receivable	193	20

Deferred income taxes	(480)	688

Stock-based compensation	132	—

Changes in operating assets and liabilities:

Accounts receivable	657	2,044

Inventories	(1,791)	(2,430)

Prepaid expenses	881	(416)

Other assets	(150)	100

Accounts payable	(23)	2,678

Accrued expenses	(123)	(1,670)

Other noncurrent liabilities	(33)	(24)

Net cash provided by operating activities	1,088	3,185

Investing activities

Capitalization of internal-use software costs	(167)	(773)

Purchases of property and equipment	(1,543)	(1,007)

Net cash used in investing activities	(1,710)	(1,780)

Financing activities

Borrowings under revolving credit agreement	10,500	9,150

Principal payments on debt	(9,953)	(10,250)

Payment of financing costs	(149)	(178)

Principal payments on capital leases	253	(86)

Net cash provided by (used in) financing activities	651	(1,364)

Effect of exchange rate changes on cash and cash equivalents	39	(32)

Increase in cash and cash equivalents	68	9

Cash and cash equivalents at beginning of period	615	82

Cash and cash equivalents at end of period	$683	$91

Supplemental schedule of noncash investing and financing activities

Dividends and accretion on preferred stock	$1,655	$1,239

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

6.	Subsequent Event

The Company’s previous bank credit facility, which was guaranteed by Iron Age Holdings Corporation (“Holdings”), the Company’s parent company, required Holdings to maintain certain financial ratios. Effective September 6, 2002, Holdings obtained a Letter Waiver from the lenders related to the previous bank credit facility, waiving the requirements of those financial ratios for the period July 27 through October 25, 2002 with the intention of refinancing the previous bank credit facility by the end of September 2002. Consequently, Holdings did not violate its debt covenants and the debt was not callable.

On September 23, 2002, the Company, Holdings and Falcon Shoe Mfg., Co. (“Falcon”), one of the Company’s wholly-owned subsidiaries, entered into a $50.0 million Loan and Security Agreement (the “New Credit Facility”) with a financial institution and another lender. The New Credit Facility consists of a $38.0 million revolving credit facility, including a $2.0 million letter of credit subfacility, and two term loans: Term Loan A of up to an aggregate of $1.0 million and Term Loan B of up to an aggregate of $3.0 million. In addition, the New Credit Facility includes a third term loan, Term Loan C, of up to an aggregate of $12.0 million. Availability under the New Credit Facility is governed by a borrowing base determined by advance rates against the qualified inventory and accounts receivable of the Company and Falcon.

The revolving credit facility and the Term Loan C are due in full on September 23, 2007. The outstanding balances of the Term Loan A and the Term Loan B are due in monthly installments through September 23, 2007. Term Loan A, Term Loan B and the revolving credit facility bear interest at either the prime rate or LIBOR, at the option of the Company, plus an applicable margin. The margins are currently 1.50% for prime rate borrowings on the revolving credit facility and Term Loan A, and 3.25% for the Term Loan B. The margins are currently 3.75% for LIBOR rate borrowings on the revolving credit facility and Term Loan A, and 5.50% for Term Loan B. The interest rate for Term Loan C is 13.25%, including 2.0% paid-in-kind. The Company will pay a 0.375% commitment fee on the undrawn amounts of the revolving credit facility. The Company will pay a 2.00% letter of credit fee on any outstanding Letters of Credit.

At closing, the Company drew the entire amount of Term Loan A, Term Loan B and Term Loan C and approximately $14.2 million on the revolving credit facility, to refinance its previous bank credit facility of approximately $27.6 million, including accrued interest, and to pay certain financing fees. In connection with the refinancing of the Company’s previous bank credit facility, the Company will write-off approximately $0.3 million of unamortized debt issuance costs remaining from its previous bank credit facility.

The Company incurred approximately $2.0 million in capitalizable debt issuance costs which will be amortized over the term of the New Credit Facility.

The New Credit Facility contains certain financial and other covenants, requiring the Company to maintain various financial ratios, limiting its ability to incur additional indebtedness, restricting the amount of capital expenditures that may be incurred, and limiting transactions with affiliates. The New Credit Facility also limits the Company’s ability to engage in mergers or acquisitions, sell certain assets, pay dividends or repurchase its stock. The New Credit Facility is secured by a first priority security interest in substantially all of the Company’s assets. Holdings and the Company’s domestic and Canadian subsidiaries are required to guarantee its obligations under the New Credit Facility.

Although the New Credit Facility expires on September 23, 2007, the revolving credit facility has been classified as current in accordance with Statement of Financial Accounting Standards (SFAS) No. 6, Classification of Short Term Obligations Expected to be Refinanced.

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

Long-term Debt

The Company’s previous bank credit facility, which was guaranteed by Iron Age Holdings Corporation (“Holdings”), the Company’s parent company, required Holdings to maintain certain financial ratios. Effective September 6, 2002, Holdings obtained a Letter Waiver from the lenders related to the previous bank credit facility, waiving the requirements of those financial ratios for the period July 27 through October 25, 2002 with the intention of refinancing the previous bank credit facility by the end of September 2002. Consequently, Holdings did not violate its debt covenants and the debt was not callable.

On September 23, 2002, the Company, Holdings and Falcon Shoe Mfg., Co. (“Falcon”), one of the Company’s wholly-owned subsidiaries, entered into a $50.0 million Loan and Security Agreement (the “New Credit Facility”) with a financial institution and another lender. The New Credit Facility consists of a $38.0 million revolving credit facility, including a $2.0 million letter of credit subfacility, and two term loans: Term Loan A of up to an aggregate of $1.0 million and Term Loan B of up to an aggregate of $3.0 million. In addition, the New Credit Facility includes a third term loan, Term Loan C, of up to an aggregate of $12.0 million. Availability under the New Credit Facility is governed by a borrowing base determined by advance rates against the qualified inventory and accounts receivable of the Company and Falcon.

The revolving credit facility and the Term Loan C are due in full on September 23, 2007. The outstanding balances of the Term Loan A and the Term Loan B are due in monthly installments through September 23, 2007. Term Loan A, Term Loan B and the revolving credit facility bear interest at either the prime rate or LIBOR, at the option of the Company, plus an applicable margin. The margins are currently 1.50% for prime rate borrowings on the revolving credit facility and Term Loan A, and 3.25% for the Term Loan B. The margins are currently 3.75% for LIBOR rate borrowings on the revolving credit facility and Term Loan A, and 5.50% for Term Loan B. The interest rate for Term Loan C is 13.25%, including 2.0% paid-in-kind. The Company will pay a 0.375% commitment fee on the undrawn amounts of the revolving credit facility. The Company will pay a 2.00% letter of credit fee on any outstanding Letters of Credit.

At closing, the Company drew the entire amount of Term Loan A, Term Loan B and Term Loan C and approximately $14.2 million on the revolving credit facility, to refinance its previous bank credit facility of approximately $27.6 million, including accrued interest, and to pay certain financing fees. As of September 23, 2002, the Company had approximately $7.0 million in availability under the revolving credit facility. The Company anticipates that the terms of the New Credit Facility will provide annual savings of approximately $5.0 million in debt service costs. In connection with the refinancing of the Company's previous bank credit facility, the Company will write-off approximately $0.3 million of unamortized debt issuance costs remaining from its previous bank credit facility.

The Company incurred approximately $2.0 million in capitalizable debt issuance costs which will be amortized over the term of the New Credit Facility.

The New Credit Facility contains certain financial and other covenants, requiring the Company to maintain various financial ratios, limiting its ability to incur additional indebtedness, restricting the amount of capital expenditures that may be incurred, and limiting transactions with affiliates. The New Credit Facility also limits the Company's ability to engage in mergers or acquisitions, sell certain assets, pay dividends or repurchase its stock. The New Credit Facility is secured by a first priority security interest in substantially all of the Company's assets. Holdings and the Company's domestic and Canadian subsidiaries are required to guarantee its obligations under the New Credit Facility.

Although the New Credit Facility expires on September 23, 2007, the revolving credit facility has been classified as current in accordance with Statement of Financial Accounting Standards (SFAS) No. 6, Classification of Short Term Obligations Expected to be Refinanced.

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