Form 10-K
period 2003-01-25
IRON AGE CORP
filed 2003-05-13
CIK 1061792

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[ x ]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended: January 25, 2003 OR

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from: to

     Commission file number: 333-57011

Iron Age Corporation

(Exact name of registrant as specified in its charter)

Delaware	25-1376723

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Robinson Plaza Three, Suite 400, Pittsburgh, Pennsylvania 15205

(Address of principal executive offices)

(412) 787-4100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Securities registered pursuant to Section 12(g) of the Act:	None None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes               No     X

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes               No              Not Applicable.

(Applicable only to corporate registrants:) On May 12, 2003, all of the voting stock of Iron Age Corporation was held by Iron Age Holdings Corporation (“Holdings”), a Delaware corporation.

As of May 12, 2003, Iron Age Corporation had 1,000 shares of Common Stock issued and outstanding.

Documents incorporated by reference: None

FORM 10-K INDEX

     Reference in this Annual Report on Form 10-K is made to the Iron Age®, Knapp® and Grabber® trademarks, which are owned by Iron Age Holdings Corporation or its subsidiaries.

Part I

Item 1. Business

     Iron Age Corporation (the “Company” or “Iron Age”) is a leading distributor of safety shoes in the United States. The Company’s primary business is the specialty distribution of safety, work and uniform related shoes primarily under the Iron Age®, Knapp® and Grabber® brand names, which comprised 82% of fiscal 2003 sales. In addition, the Company also offered safety, work and uniform shoes under other third-party consumer brands, primarily Timberland® and Dr. Martens™, which comprised 16% of sales in fiscal 2003. The Company also distributes footwear directly to retail and wholesale customers through its wholesale division and manufacturing subsidiary Falcon Shoe Mfg. Co. (“Falcon”). The Company distributes directly to its customers over 300 styles of footwear under the Iron Age, Knapp and Grabber, Timberland and Dr. Martens brand names. The Iron Age, Knapp and Grabber products and services are marketed principally to industrial, service and government employers, most of which require safety shoes to be worn at the workplace and provide purchase subsidies under employer safety programs to the end-user employee.

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

     On April 24, 1998, (i) Holdings issued its 12 1/8% Senior Discount Notes due 2009 (the “Discount Notes”) in an aggregate principal amount at maturity of $45.14 million, (ii) the Company issued its 9 7/8% Senior Subordinated Notes due 2008 (the “Senior Subordinated Notes”) in an aggregate principal amount of $100.0 million, and (iii) Holdings and the Company entered into a new credit facility (the “ Previous Bank Credit Facility”) that, as amended, provided for a $41.1 million senior secured credit facility consisting of a $20.0 million revolving working capital facility (the “Previous Revolving Credit Facility”) and a $21.1 million acquisition term loan facility (the “Acquisition Term Loan”). Holdings and the Company used excess cash and net proceeds from the Discount Notes, the Senior Subordinated Notes and the Previous Bank Credit Facility to repay the Old Credit Facility, repay the Old Subordinated Notes and redeem the Holdings Series A Preferred Stock. The transactions described in this paragraph are collectively referred to herein as the “April 1998 Transactions.”

     On September 23, 2002, Holdings, Iron Age and Falcon, entered into a $50.0 million Loan and Security Agreement (the “Bank Credit Facility”) with a financial institution and another lender. The Bank Credit Facility consists of a $38.0 million revolving credit facility (the “Revolving Credit Facility”), including a $2.0 million letter of credit subfacility, and two term loans: Term Loan A of up to an aggregate of $1.0 million and Term loan B of up to an aggregate of $3.0 million. In addition, the Bank Credit Facility includes a third term loan, Term Loan C, of up to an aggregate of $12.0 million. At closing, Holdings drew the entire amount of Term Loan A, Term Loan B and Term Loan C and approximately $14.2 million on the Revolving Credit Facility, to refinance its Previous Bank Credit Facility of approximately $27.6 million, including accrued interest, and to pay certain financing fees and expenses. The transactions described in this paragraph are collectively referred to herein as the “September 2002 Transactions.”

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

     In the industrial sector of the work shoe market, sales are made primarily between the distributor and employer, which generally maintain safety departments that monitor compliance with overall safety requirements and provide safety shoe purchase subsidies. Distributors of safety shoes to industrial customers typically provide a range of services, including advice with respect to assessment of workplace safety requirements, recommendations as to appropriate product selection, coordination of employer safety subsidy programs, worksite delivery and fitting of shoes and feedback and follow-up with corporate employers. During the past 24 months, the industrial sector has been adversely affected by the general economic downturn in the United States and Canada, resulting in significant reductions in the industrial work force that require safety shoes.

     Government sales, which include armed forces, penal institutions, federal, state, and local municipal employees or civilian employees, are made to two primary purchasers: Government Services Administration(“GSA”) contracted vendors and the military. GSA-contracted purchases of safety shoes include retail sales to GSA-contracted vendors through store and shoemobile service and catalog operations. These orders are made for a variety of purposes and activities and involve a wide range of products. Suppliers bid for these orders on the basis of product style and quality, distribution capability and customer service. Sales to the military consist of price-sensitive, large-volume orders that are designed to strict specifications and are generally bid directly by the manufacturers. Style selection is minimal and geared towards a specific purpose.

     The retail/mass merchandiser sector includes large retail chain stores, specialty retailers and other retail outlets. This is a source of low-end, protective footwear, the buyers of which include workers whose employers do not have company-sponsored programs as well as self-employed individuals, occupational users and agricultural workers.

     The Company primarily services industrial companies throughout North America. During the past 24 months, the Company’s customer base was significantly affected by the general economic downturn, which included plant closings and employee layoffs. From the US Department of Labor, according to the Bureau of Labor Statistics on Laborers, total unemployment continues to approximate 6%. Further, unemployment in the Durable Goods Manufacturing sector remains at approximately 7% in February 2003. The continued economic downturn has had a significant adverse impact on the Company’s results of operations. In addition, the work shoe market is a mature industry that has experienced limited growth in the recent past.

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

     Falcon Manufacturing. Through its Falcon subsidiary, the Company manufactures private label footwear for such well known customers as Black Diamond, Wearguard Work Clothes and Cabela’s Inc.

Products

     The Company’s product line addresses a full range of protective footwear applications covering all six ANSI categories and non-slip footwear in styles for both men and women in both steel and non-metallic toe caps. Product categories include work, athletic, hikers, metatarsal, dress/casual and rubber footwear and consist of over 300 individual styles ranging in price from $15.00 for an inexpensive PVC boot to a $222.00 leather fire retardant boot. The Company’s safety footwear is manufactured in more than 300 length and width combinations, ranging in sizes from 5 to 17. All the Company’s work and safety shoes and boots are designed, manufactured and laboratory tested to meet or exceed applicable ANSI Standards. Through its long-standing relationship with users of safety footwear, the Company has assembled a product line that is widely regarded as the industry’s most complete. In addition to the Iron Age product line, the Company distributes work, service oxfords, non-slip and high-end work and hunting boots under the brand names Knapp, Grabber and other consumer brands.

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

Manufacturing

     Company Facilities. Work shoes are manufactured in the Falcon facility in Lewiston, Maine, primarily for sale by the Company under the Iron Age and Knapp brand names. Approximately 89% of Falcon’s net sales are to the Company. In addition, the Company sells work shoes manufactured at the Falcon facility directly to third parties, including Black Diamond, Wearguard Work Clothes and Cabela’s Inc. Falcon manufactures approximately 19% of total pairs of shoes sold by the Company.

     Outside Suppliers. As a result of its market leadership position and long operating history, the Company has developed key supply arrangements with 35 leading footwear manufacturers in twelve countries: the United States, China, Italy, Canada, Maylasia, Dominican Republic, United Kingdom, Thailand, Vietnam, Myanmar, Macao and the Netherlands. Although in fiscal 2003 one supplier in China manufactured approximately 27% of the pairs of shoes sold by the Company, the Company does not believe that it is dependent upon any specific supplier for its product manufacturing. In fiscal 2003, 68% of its total pairs sold were produced by foreign suppliers, with 61% produced in China. The Company has not experienced any material adverse effects as a result of any economic downturn in Asia. However, the economic climate could have an adverse effect on the Company’s suppliers located in Asia. The Company believes that it could find alternative manufacturing sources for those products it currently sources from Asia, including its largest supplier in China, through its existing relationships with independent third-party manufacturing facilities located outside of Asia. However, the loss of a substantial portion of this manufacturing capacity or the inability of Asian suppliers to provide products on schedule or on terms satisfactory to the Company, could have a material adverse effect on the Company’s business, financial condition or results of operations during the transition to alternative manufacturing facilities.

     Transportation/Freight. The Company utilizes its own trucks as well as common carriers to deliver product orders from its Penn Yan distribution center and Falcon manufacturing subsidiary to its mobile and store centers.

Competition

     The work shoe market is highly competitive. Management believes that competition in the industry is based on distribution capabilities, retail presence, brand name recognition, corporate relationships, systems, service, product characteristics, product quality and price. The Company’s major competitors in the safety shoe sector of the work shoe industry are Lehigh Safety Shoe, Inc., Hy-Test (a subsidiary of Wolverine World Wide, Inc.) and Red Wing Shoe Co. According to the SATRA-World Safety Market Overview and the Occupational Safety &Industrial Hygiene Market reports, sales in the safety footwear market are more than $800 million. The Company sells in the $350 million industrial sector of the safety footwear market. The Company’s market share of the industrial sector is believed to be approximately 28%.

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

Employees

     As of January 25, 2003, the Company employed 754 people in sales and distribution, manufacturing and administration. None of the Company’s employees is presently covered by collective bargaining agreements. Management considers its employee relations to be good.

Item 2. Properties.

     The Company’s executive offices are located in Pittsburgh, Pennsylvania. All of the Company’s properties are maintained on a regular basis and are adequate for the Company’s present requirements.

     The following table identifies, as of January 25, 2003, the principal properties utilized by the Company.

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

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     As of May 12, 2003, the Company had 1,000 authorized shares of common stock, par value $1.00, all of which were issued and outstanding and held by Holdings. There is no established public trading market for the Company’s common stock. The Company’s ability to pay dividends is limited under an indenture dated as of April 24, 1998 between the Company and JPMorgan Chase Bank, as trustee (the “Indenture”).

Item 6. Selected Financial Data.

     The following table sets forth selected historical consolidated financial data of the Company for the five-year period ended January 25, 2003, which was derived from audited consolidated financial statements of the Company. The following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements of the Company and accompanying notes thereto included in Item 8 of this Annual Report on Form 10-K.

	Fiscal Years Ending(1)

	January 25,		January 26,		January 27,	January 29,	January 30,
	2003		2002		2001	2000	1999

Summary of Operations:

Net sales	$100,449		$105,517		$118,932	$120,351	$124,294

Operating income	$5,712		$3,804		$12,646	$13,857	$9,019

(Loss) income before cumulative effect of change in accounting principle and extraordinary items	$(3,331)		$(4,892)		$173	$248	$(1,590)

Net loss(2)	$(81,047	)(8)(9)	$(4,892	)(7)	$2,458 (6)	$2,052 (5)	$(5,605	)(3)(4)

Financial Position at Year End:

Total assets	$77,746		$155,462		$166,247	$169,964	$179,228

Total debt	$97,908		$92,720		$98,466	$109,123	$123,674

Holdings Series B Preferred Stock (10)	$10,100		$8,300		$6,647	$5,361	$—

Holdings Series C Preferred Stock (11)	$8,193		$6,545		$5,152	$—	$—

(1)	The Company utilizes a fiscal year of 52 or 53 weeks, ending on the last Saturday in January. Each of the Company’s fiscal years set forth herein contained 52 weeks.

(2)	Includes goodwill amortization expense of $0, $2,297, $2,304, $2,247 and $2,218 for the fiscal years ending January 25, 2003, January 26, 2002, January 27, 2001, January 29, 2000 and January 30, 1999, respectively.

(3)	Includes an extraordinary loss on early extinguishment of debt, net of tax effect, of $4,015 and compensation payments to certain members of management of Iron Age, net of tax effect, of $1,285 incurred in connection with the April 1998 Transactions.

(4)	Includes a gain of $1,678 related to the sale of the Dunham trademark and related trademarks on August 31, 1998.

(5)	Includes an extraordinary gain of $1,804, net of tax effect of $1,310, due to the repurchase, at a discount, of a portion of the Senior Subordinated Notes related to the July 1999 Transaction and the September 1999 Transaction.

(6)	Includes an extraordinary gain of $2,285, net of tax effect of $1,655, due to the repurchase, at a discount, of a portion of the Senior Subordinated Notes related to the October 2000 Transaction.

(7)	Includes a loss of $1,860 related to the sale of the vision products business line on December 14, 2001.

(8)	Includes a loss relating to the cumulative effect of a change in accounting principle of $77,510, net of tax effect of $1,718, due to the impairment of goodwill, in connection with the adoption of Statement on Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

(9)	Includes an loss of $206, net of tax effect of $138, due to the write-off of unamortized debt issue costs related to the Previuos Bank Credit Facility, in conjunction with the closing of the Bank Credit Facility on September 23, 2002.

(10)	The Holdings Series B Preferred Stock is included in the Company’s consolidated financial statements for financial reporting purposes since the proceeds of the Holdings Series B Preferred Stock was used to retire a portion of the Company’s Senior Subordinated Notes.

(11)	The Holdings Series C Preferred Stock is included in the Company’s consolidated financial statements for financial reporting purposes since the proceeds of the Holdings Series C Preferred Stock was used to retire a portion of the Company’s Senior Subordinated Notes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following is management’s discussion and analysis of the financial condition and results of operations of the Company for the fiscal years ended January 25, 2003(“fiscal 2003”), January 26, 2002 (“fiscal 2002”), and January 27, 2001 (“fiscal 2001”). This discussion and analysis should be read in conjunction with, and is qualified in its entirety by, “Selected Financial Data” and the consolidated financial statements and accompanying notes thereto included in Item 8 of this Annual Report on Form 10-K.

Overview

     The Company’s primary business is the specialty distribution of safety, work, uniform and non-slip shoes directly to end users primarily under the Iron Age, Knapp and Grabber brand names, which comprised 82% of fiscal 2003 sales. In addition, the Company also offered other consumer brands, primarily Timberland and Dr. Martens, which comprised 16% of sales in fiscal 2003. The Company also distributes footwear directly to retail and wholesale customers through its wholesale division and its manufacturing subsidiary Falcon. Approximately 89% of Falcon’s net sales are to the Company. Further, Falcon manufactures approximately 19% of total pairs of shoes sold by the Company. In addition, the Company began distributing prescription safety eyewear, on a limited basis, in conjunction with the acquisition of a regional distributor in April 1998. The Company sold its prescription safety eyewear business line in December 2001, as discussed below. The Company’s net sales decreased by 4.8% in fiscal 2003. The decrease in net sales was due primarily to the continued decline in the general economic environment, which included plant closings and employee layoffs by the Company’s customers.

Certain Transactions

     On November 27, 2002, Holdings purchased $3.205 million in face value of its Discount Notes for $0.617 million. The purchase was funded by borrowings of Iron Age under the Bank Credit Facility, which were loaned to Holdings pursuant to the promissory note between Holdings and Iron Age. Holdings recorded an extraordinary gain of approximately $1.96 million, net of unamortized deferred financing costs and expenses of $0.07 million and income taxes of $0.41 million. Following the purchase, such principal amount of the Discount Notes were retired. The transaction described in this paragraph is referred to as the “November 2002 Transaction.”

     On October 11, 2002, Holdings purchased $6.801 million in face value of its Discount Notes for $1.037 million. The purchase was funded by borrowings under the Bank Credit Facility, which were loaned to Holdings pursuant to the promissory note between Holdings and Iron Age. Holdings recorded an extraordinary gain of $4.33 million, net of unamortized deferred financing costs of $0.14 million and income taxes of $0.85 million. Following the purchase, such principal amount of the Discount Notes was retired. The transaction described in this paragraph is referred to as the “October 2002 Transaction.”

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

     On October 20, 2000, Holdings purchased $16.4 million in principal amount of the Company’s outstanding Senior Subordinated Notes for $11.9 million. The purchase was funded by $7.1 million of borrowings under the Bank Credit Facility and the issuance of $4.8 million of Series C Preferred Stock of Holdings (the “Holdings Series C Preferred Stock”) to Fenway Partners Capital Fund II, L.P. (“Fenway II”), an affiliate of Holdings’ majority stockholder, Fenway. Holdings recorded an extraordinary gain of $2.3 million, net of unamortized deferred financing costs of $0.6 million, and income taxes of $1.7 million. Following the purchase, such principal amount of the Senior Subordinated Notes was retired. The transaction described in this paragraph is referred to as the “October 2000 Transaction.”

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

Critical Accounting Policies

Allowance for Doubtful Accounts-Methodology

     The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit ratings), the Company records a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount reasonably believed will be collected. For all other customers, the Company recognizes reserves for bad debts based upon historical bad debt experience ranging from approximately 5% of total delinquent receivables to approximately 16% for amounts delinquent more than 60 days. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount.

Inventories — Slow Moving and Obsolescence

     Historically, a reserve has not been necessary. Merchandise risk is not considered inherent to industrial footwear as merchandise is not tied as closely to fashion trends as consumer footwear. Although the Company has recently increased its purchased volume of outside branded product, the Company does not believe this increases the risk of obsolescence as these products have replaced previous styles in the Company’s product offerings. Further, the Company continuously reviews its inventory levels and consumption rates, by style, and adjusts its purchase of new merchandise as necessary. The Company routinely reviews the on-hand merchandise to identify slowdowns in particular products and follows up with sales promotions to sell that specific footwear, primarily through “rack rooms” in its retail stores.

Income Taxes-Valuation Allowance

     The Company calculates income taxes in accordance with Statement on Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates in effect in the years when those temporary differences are expected to reverse. The Company has generated foreign and state operating loss carryforwards. Management has determined that it is currently more likely than not that the benefit will not be realized and has established a valuation allowance against these assets. The Company will continue to evaluate the need for a valuation allowance on a quarterly basis.

Goodwill Impairment

     In fiscal 2003, the Company adopted the new standard of accounting for goodwill and intangible assets with indefinite lives. The cumulative effect adjustment recognized on January 27, 2002, upon adoption of the new standard, was a charge of approximately $77.5 million, net of tax effect of approximately $1.7 million. Also, in fiscal 2003, the Company ceased amortizing its goodwill. Total amortization expense recognized for the fiscal years ended January 25, 2003, January 26, 2002 and January 27, 2001 was approximately $2.2 million, $4.3 million and $4.0 million, respectively. The Company identified two reporting units, distribution and manufacturing, and determined the carrying value of those units as of the date of adoption. Only the distribution reporting unit had related goodwill. The Company assessed the fair value of the distribution reporting unit and compared it to the reporting unit’s carrying amount. The fair value of the distribution reporting unit was determined using a 5-year discounted cash flow model. Key assumptions included management’s estimates of future profitability, capital requirements, a discount rate of 14.6% and a terminal growth rate of 2%. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.

Asset Impairment

     The Company is required to test for asset impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. The Company applies SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in order to determine whether or not an asset is impaired. Management evaluates the ongoing value of assets associated with retail stores that have been open longer than one year. When undiscounted cash flows estimated to be generated by those assets are less than the carrying value of those assets, impairment losses are recorded. When events such as these occur, the impaired assets are adjusted to estimated fair value and an impairment loss is recorded in selling, general and administrative expenses. Should actual results or market conditions differ from those anticipated, additional losses may be recorded.

Results of Operations

     The following table sets forth for the periods indicated certain historical income statement data derived from the consolidated statement of income of the Company.

	Fiscal 2003	Fiscal 2002	Fiscal 2001

Income Statement Data:

Net sales	$100,449	$105,517	$118,932

Gross profit	50,759	53,884	61,701

Selling, general and administrative	41,200	41,951	43,400

Depreciation and amortization	3,847	6,269	5,655

Loss on divestiture	—	1,860	—

Operating income	5,712	3,804	12,646

Interest expense	9,289	8,636	11,389

(Benefit) provision for income taxes	(246)	60	1,084

Cumulative effect of change in accounting

principle, net of tax effect	(77,510)	—	—

Extraordinary (loss) gain, net of tax effect	(206)	—	2,285

Other Data:

Gross profit margin	50.5%	51.1%	51.9%

Operating income margin	5.7%	3.6%	10.6%

Fiscal 2003 Compared to Fiscal 2002

     Net Sales. Net sales for fiscal 2003 were $100.4 million compared to $105.5 million for fiscal 2002, a decrease of $5.1 million, or 4.8%. The decrease in net sales was attributable to a decrease of $3.4 million, or 3.3%, in the Company’s primary footwear distribution business line, primarily related to (a) a decrease of $2.0 million, or 11.4%, in the Company’s industrial direct business line, from customers who purchase directly from the Company’s distribution center, as a result of decreases in purchases by several large customers, reflecting a continued softness in the general economic environment, (b) a decrease of $0.5 million, or 0.6%, in the Company’s retail business line, from customers who purchase from the Company’s retail stores and shoemobiles, reflecting a decline in the general economic environment, including plant closings and employee layoffs that affected the Company’s customers, (c) a decrease in the Company’s direct mail business line of $0.4 million, or 7.3%, related to the general condition of the economy and (d) a decrease of $0.4 million, or 7.8% of the overall decrease in net sales, in the Company’s branded wholesale business line, as there were no sales to the Company’s primary wholesale customer in fiscal 2003, due to the bankruptcy of that customer in October 2001. In addition, sales decreased by $0.5 million, or 25.9% in the Company’s manufacturing subsidiary, due to decreased sales to its external customers. Also, for fiscal 2003, there were no sales relating to the Company’s vision products business line, which was sold in December 2001, compared to $1.2 million in net sales for fiscal 2002, or 23.5% of the overall decrease in net sales.

     Gross Profit. Gross profit for fiscal 2003 was $50.8 million compared to $53.9 million for fiscal 2002, a decrease of $3.1 million, or 5.8%. The decrease in gross profit was primarily related to the decrease in net sales as discussed above. As a percentage of net sales, gross profit for fiscal 2003 decreased to 50.5%, a decrease of 0.6% from fiscal 2002. Gross profit percentage decreased in the Company’s primary footwear distribution line by 1.4% for fiscal 2003, due primarily to general changes in product mix and the impact of competitive pricing strategies. The decrease in gross profit percentage was partially offset by a 5.0% increase in gross profit percentage in the Company’s manufacturing subsidiary, primarily due to a higher volume in net sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2003 were $41.2 million compared to $42.0 million for fiscal 2002, a decrease of $0.8 million, or 1.9%. The decrease was due primarily to the effect of employee related cost reductions, including salaries and wages, decreases in advertising costs and telephone expenses of approximately $1.5 million. The decrease was partially offset by increases in professional fees of $0.5 million, related to legal, accounting and consulting services and executive recruitment fees. In addition, the decrease was partially offset by increases of approximately $0.3 million in insurance costs related to more expensive insurance markets.

     Loss on Divestiture. Loss on divestiture for fiscal 2002 was $1.9 million. The loss on divestiture relates to the sale of the vision products business line in December 2001 as discussed above.

     Operating Income. Operating income for fiscal 2003 was $5.7 million, or 5.5% of net sales, compared to $3.8 million, or 3.6% of net sales, for fiscal 2002. The increase in operating income is the result of the decrease in gross profit, offset by decreases in selling, general and administrative expenses as discussed above, the loss on divestiture that occurred in fiscal 2002 as discussed above and a decrease of $2.3 million of goodwill amortization as the Company did not amortize goodwill in fiscal 2003, in conjunction with its adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” .

     Interest Expense. Interest expense for fiscal 2003 was $9.3 million compared to $8.6 million for fiscal 2002, an increase of $0.7 million, or 8.1%. For fiscal 2002, interest expense was favorably impacted by an increase of approximately $0.8 million in the fair market value of the Company’s interest rate swap agreement due to decreases in interest rates. The interest rate swap agreement was terminated in October 2001. Excluding the favorable impact of the interest rate swap agreement in fiscal 2002, interest expense for fiscal 2003 decreased due to the effect of lower interest rates and decreased indebtedness relating to the Previous Bank Credit Facility.

     Income Tax Expense. Income taxes for fiscal 2003 was a $0.2 million income tax benefit compared to income tax expense of $0.06 million for fiscal 2002. Income tax benefit for fiscal 2003 differs from that of the statutory income tax rate due primarily to the nondeductibility of goodwill amortization. Upon adoption of SFAS No. 142, the Company recorded no goodwill amortization for fiscal 2003. During fiscal 2003, the Company increased its valuation allowance related to the deferred tax benefit for foreign and state net operating loss carryforwards by $0.8 million. In addition, fiscal 2002 included a charge of approximately $1.2 million related to the recognition of a valuation allowance against the deferred tax benefit for state net operating loss carryforwards.

     At January 25, 2003, the Company had available foreign and state net operating loss carryforwards of approximately $1.0 million and $15.3 million, respectively, which expire in various years through 2020. The Company reviewed the likelihood of utilizing the foreign and state net operating loss carryforwards and determined that it is currently more likely than not that the benefit will not be realized. The Company will continually monitor its foreign and state tax position and may determine in the future that some or all of the net operating losses will be realizable. At that point, the valuation allowance will be reduced to reflect the net realizable amount which will result in an increase in net income.

     Cumulative Effect of Change in Accounting Principle. For fiscal 2003, the Company adopted SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. In connection with the adoption of SFAS No. 142, the Company tested its goodwill for impairment, which required an assessment of whether there is an indication that goodwill is impaired as of the date of adoption, January 27, 2002. Management, using an independent valuation firm, determined that all of the Company’s goodwill was impaired at January 27, 2002. The Company recorded a goodwill impairment charge of $77.5 million, net of tax of $1.7 million, as a cumulative effect of change in accounting for goodwill, for fiscal 2003.

     Extraordinary Item. For fiscal 2003, the Company recorded an extraordinary loss of approximately $0.2 million, net of tax effect of $0.14 million, related to the write-off of unamortized debt issue costs for the Previous Bank Credit Facility which was refinanced in September 2002.

Fiscal 2002 Compared to Fiscal 2001

     Net Sales. Net sales for fiscal 2002 were $105.5 million compared to $118.9 million for fiscal 2001, a decrease of $13.4 million, or 11.3%. The decrease in net sales was primarily attributable to decreased sales of $12.5 million, or 10.5%, in the Company’s primary footwear distribution business line, including decreases of approximately $9.0, or 7.6%, in the Company’s industrial business line, due to a decline in the general economic environment, which included plant closings and employee layoffs that affected the Company’s customers. Included in the decrease in net sales in the Company’s industrial business line was a decrease of approximately $1.6 million, or 1.4%, related to the loss of a large customer order that occurred in fiscal 2001 and did not occur in fiscal 2002. The decrease in fiscal 2002 was also attributable to a decrease of approximately $1.9 million, or 1.6%, in the Company’s branded wholesale business line due to reduced sales to the Company’s primary wholesale customer, Quality Stores, Inc., which filed for protection under Chapter 11 in fiscal 2002. The decrease in fiscal 2002 was also attributable to decreased sales to non-affiliated customers in the Company’s manufacturing subsidiary of $0.6 million, or 0.5% of the decrease in net sales. In addition, $0.3 million, or 0.2%, of the decrease was due to decreased sales in the Company’s vision products business line, which was sold in December 2001.

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

     Interest Expense. Interest expense for fiscal 2002 was $8.6 million compared to $11.4 million for fiscal 2001, a decrease of $2.8 million, or 24.6%. The decrease in interest expense was primarily attributable to decreased indebtedness of the Company related to the repurchase of a portion of the Senior Subordinated Notes in the October 2000 Transaction and by decreased indebtedness and lower interest rates under the Previous Bank Credit Facility. In addition, the decrease in interest expense relates to the favorable change of approximately $0.8 million in the fair market value of the Company’s interest rate swap agreement due to decreases in interest rates for fiscal 2002. The interest rate swap agreement was terminated in October 2001.

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

Liquidity and Capital Resources

Contractual Obligations and Commercial Commitments

	Payments Due by Period
	(Thousands of Dollars)
Contractual Obligations:	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-Term Debt	$96,891	$96,891	$—	$—	$—

Capital Lease Obligations	1,017	1,017	—	—	—

Operating Leases	5,655	2,762	2,816	77	—

Unconditional Purchase Obligations	9,603	9,603	—	—	—

Other Long-Term Obligations	—	—	—	—	—

Total Contractual Cash Obligations	$113,166	$110,273	$2,816	$77	$—

	Amount of Commitment Expiration Per Period
	(Thousands of Dollars)
Other Commercial Commitments:	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years

Lines of Credit	$2,000	$2,000	$—	$—	$—

Guarantees	—	—	—	—	—

Standby Repurchase Obligations	—	—	—	—	—

Other Commercial Commitments	—	—	—	—	—

Total Commercial Commitments	$2,000	$2,000	$—	$—	$—

     The Company’s primary cash needs are working capital, capital expenditures and debt service. The Company has financed cash requirements primarily through internally generated cash flow and funds borrowed under Holdings’ and the Company’s credit facilities.

     Net cash provided by operating activities was $1.6 million in fiscal 2003, as compared to net cash provided by operating activities of $9.3 million in fiscal 2002 and net cash provided by operating activities of $6.0 million in fiscal 2001. The decrease in cash provided by operating activities was primarily related to changes in operating assets and liabilities, particularly increases in accounts receivable and decreases in accounts payable. The change in accounts receivable relates to the impact of new orders from a large customer in fiscal 2003 as well as collection activity in fiscal 2003 that paralleled the decline in sales volume. The change in accounts payable reflects a reduced level of product purchases and the timing of payments to certain key vendors.

     The Company’s investing activities for fiscal 2003 consisted of capital expenditures of approximately $2.9 million for improvements in footwear retail stores, shoemobiles and equipment and approximately $0.3 million related to the acquisition of software for internal use (included in “Property and equipment” on the Balance Sheet). The Company’s investing activities for fiscal 2002 consisted of capital expenditures of $1.5 million for improvements in footwear retail stores, shoemobiles and equipment and expenditures of approximately $1.1 million related to the acquisition of software for internal use (included in “Property and equipment” on the Balance Sheet).

     The Company’s financing activities for fiscal 2003, primarily under the Bank Credit Facility and the Previous Bank Credit Facility, were approximately $1.2 million. Financing activities included the scheduled principal payments of approximately $0.3 million on the Bank Credit Facility and $4.6 million on the Previous Bank Credit Facility and $2.3 million of financing costs related to the refinancing of the Previous Bank Credit Facility. The Company used approximately $6.0 million for financing activities in fiscal 2002, which primarily consisted of payments related to the Previous Bank Credit Facility, including approximately $3.8 million in payment of the Acquisition Term Loan. The Company used approximately $1.7 million from financing activities in fiscal 2001, which included payments of approximately $1.5 million related to the Bank Credit Facility, excluding the October 2000 Transaction. The Company’s financing activities also included a borrowing of $7.1 million on the Bank Credit Facility in October 2000. The proceeds were used to pay for the repurchase of a portion of the Senior Subordinated Notes in the October 2000 Transaction. The remaining portion of the repurchase was provided by a $4.8 million aggregate equity contribution from Holdings. The amount of such equity contribution was provided to Holdings by a $4.8 million aggregate equity contribution from Fenway II, for which Fenway II received Holdings Series C Preferred Stock.

     The Company’s total working capital as of January 25, 2003 was $22.8 million. At January 26, 2002, working capital was $33.4 million. The decrease in working capital is primarily related to the classification of the revolving credit facility as current in accordance with SFAS No. 6, Classification of Short Term Obligations Expected to be Refinanced.

     Cash flow from operations for fiscal 2003 was sufficient to cover debt service requirements under the Bank Credit Facility. The Company’s ability to make scheduled payments of principal, or to pay the interest or premium (if any) on, or to refinance, its indebtedness (including the Senior Subordinated Notes), or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, will not be adequate to meet the Company’s anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on its indebtedness through fiscal 2004 and that the terms of the Bank Credit Facility should be amended to provide sufficient borrowing capacity to allow the Company to meet its anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on its indebtedness through fiscal 2004. As a result, there can be no assurance that the Company’s business will generate sufficient cash flow from operations or that future borrowing will be available under the Bank Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Senior Subordinated Notes, or to make capital expenditures.

     As of January 25, 2003, the Company’s debt consisted of the Senior Subordinated Notes, the Bank Credit Facility and certain other debt. The Bank Credit Facility consists of a $38.0 million revolving credit facility (the “Revolving Credit Facility”), including a $2.0 million letter of credit subfacility, and two term loans: Term Loan A of up to an aggregate $1.0 million and Term Loan B of up to an aggregate of $3.0 million. In addition, the Bank Credit Facility includes a third term loan, Term Loan C, of up to an aggregate of $12.0 million. The Company’s other debt of $1.0 million consists of capital leases. As of January 25, 2003, approximately $16.1 million of the Revolving Credit Facility was outstanding. In addition, outstanding balances as of January 25, 2003, for Term Loan A, Term Loan B and Term Loan C were approximately $0.9 million, $2.8 million and $12.1 million, respectively. The Company has borrowing availability of approximately $5.0 million under the Revolving Credit Facility as of January 25, 2003. Term Loan A and Term Loan B mature in monthly installments from October 2002 until final payment in September 2007. The Revolving Credit Facility and Term Loan C will mature in September 2007 and have no scheduled interim principal payments.

     The Senior Subordinated Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by each Domestic Restricted Subsidiary that is a Material Subsidiary (as such terms are defined in the indenture for the Senior Subordinated Notes (the “Senior Subordinated Notes Indenture”)) (whether currently existing, newly acquired or created). Each such subsidiary guaranty (a “Subsidiary Guaranty”) will provide that the subsidiary guarantor, as primary obligor and not merely as surety, will irrevocably and unconditionally guarantee on an unsecured, senior subordinated basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of the Company under the Senior Subordinated Notes Indenture and the Senior Subordinated Notes, whether for payment of principal or of interest on the Senior Subordinated Notes, expenses, indemnification or otherwise. As of January 25, 2003, Iron Age Investment Company, one of the Company’s Domestic Restricted Subsidiaries became a Material Subsidiary, and therefore was required to provide a Subsidiary Guaranty with respect to the Senior Subordinated Notes. As of January 25, 2003, none of the Company’s other Domestic Restricted Subsidiaries became a Material Subsidiary and were not required to provide a Subsidiary Guaranty with respect to the Senior Subordinated Notes.

Long-Term Debt

     On September 23, 2002, Holdings, Iron Age and Falcon, entered into the Bank Credit Facility with a financial institution and another lender. The Bank Credit Facility consists of the Revolving Credit Facility, including a $2.0 million letter of credit subfacility, and two term loans: Term Loan A of up to an aggregate of $1.0 million and Term loan B of up to an aggregate of $3.0 million. In addition, the Bank Credit Facility includes a third term loan, Term Loan C, of up to an aggregate of $12.0 million. Availability under the Bank Credit Facility is governed by a borrowing base determined by advance rates against the inventory and accounts receivable of the Company and Falcon.

     The Revolving Credit Facility and the Term Loan C are due in full on September 23, 2007. The outstanding balances of the Term Loan A and the Term Loan B are due in installments through September 23, 2007. Term Loan A, Term Loan B and the Revolving Credit Facility bear interest at either the prime rate or LIBOR, at the option of Holdings, plus an applicable margin. As of January 25, 2003, outstanding borrowings on the Revolving Credit Facility at prime rate plus a margin of 1.50% and LIBOR plus a margin of 3.75% are approximately $2.1 million and $14.0 million, respectively. As of January 25, 2003, borrowings of approximately $0.9 million for Term Loan A are at prime rate plus a margin of 1.50%. As of January 25, 2003, borrowings on Term Loan B at prime rate plus a margin of 3.25% and LIBOR plus a margin of 5.50% are approximately $0.3 million and $2.5 million, respectively. The interest rate for Term Loan C is 13.25%, including 2.00% paid-in-kind. As of January 25, 2003, outstanding borrowings For Term Loan C, including paid-in-kind interest, approximate $12.1 million. The Company pays a 0.375% commitment fee on the undrawn amounts of the Revolving Credit Facility. The Company pays a 2.00% letter of credit fee on any outstanding Letters of Credit.

     At closing, the Company drew the entire amount of Term Loan A, Term Loan B and Term Loan C and approximately $14.2 million on the Revolving Credit Facility, to refinance its Previous Bank Credit Facility of approximately $27.6 million, including accrued interest, and to pay certain financing fees and expenses. In connection with the refinancing of the Company’s Previous Bank Credit Facility, the Company wrote-off approximately $0.2 million, net of tax of approximately $0.1 million, of unamortized debt issuance costs remaining from its Previous Bank Credit Facility.

     The Company incurred approximately $2.1 million in capitalizable debt issuance costs in connection with the Bank Credit Facility which are being amortized over its term.

     Although the Bank Credit Facility expires on September 23, 2007, the Revolving Credit Facility has been classified as current in accordance with SFAS No. 6, Classification of Short Term Obligations Expected to be Refinanced.

Debt Covenants

     The Company’s Bank Credit Facility, which is guaranteed by Holdings, requires the Company to maintain certain financial ratios as discussed in Note 7 to the Company’s consolidated financial statements. Holdings and the subsidiaries whose debt Holdings guarantees complied with these covenants as of January 25, 2003. The Bank Credit Facility also limits the Company’s ability to incur additional indebtedness, restricting the amount of capital expenditures that may be incurred, and limiting transaction with affiliates. The Bank Credit Facility also limits the Company’s ability to engage in mergers or acquisitions, sell certain assets, pay dividends or repurchase its stock. The

Bank Credit Facility is secured by a first priority security interest in substantially all of the Company’s assets. Holdings’ domestic and Canadian subsidiaries are required to guarantee its obligations under the Bank Credit Facility. If the Company defaults on this debt, due to cross-default provisions in the indentures for the Discount Notes and Senior Subordinated Notes, this debt would also be in default.

     The Company complied with all debt covenants as of January 25, 2003. Historically, the Company has not met its debt covenants and has had to amend its credit agreements or receive waivers from its lending institutions. During a review of anticipated net income and cash flows for the first quarter of the year ending January 31, 2004, management has determined that, more likely than not, the Company will not be in compliance with the financial covenants under the Bank Credit Facility, including the Senior Debt Ratio and Fixed Charge Coverage Ratio (as defined in the Bank Credit Facility). As a result, the Company has requested that the senior lenders to the Bank Credit Facility amend the financial covenants for the first quarter and every other quarter of the year ending January 31, 2004 to a level that considering the Company’s current operations and forecasts would make it probable that the Company will be in compliance with its Bank Credit Facility. The Company was not in compliance with its financial covenants for the first quarter April 26, 2003. Effective May 12, 2003, all of the Company’s long-term debt has been classified as current liabilities. As of May 12, 2003, the Company and the senior lender have not finalized negotiations of an amendment to the Bank Credit Facility with respect to the covenants of the second, third and fourth quarter for the year ending January 31, 2004. The Company and the senior lenders under the Bank Credit Facility have entered into the First Amendment to Loan and Security Agreement and Limited Waiver (the “First Amendment”) to the Bank Credit Facility that will allow the Company to continue to operate under the existing requirements of the Bank Credit Facility, for an additional 45 days through June 25, 2003, with certain modifications relating to excess cash availability, and will allow the Company and the lenders under the Bank Credit Facility to continue to negotiate financial covenants for the year ending January 31, 2004. During the 45-day period of the First Amendment, the Company is required to maintain excess cash availability of at least $3.0 million. As of May 12, 2003, the Company’s cash availability was $3.3 million. Should the Company and its senior lenders not be able to reach an agreement on an additional amendment to the Bank Credit Facility prior to the expiration of the First Amendment or not be able to obtain an additional waiver, the Company would be in default under the Bank Credit Facility and such default would also constitute an event of default under the terms of the Senior Subordinated Notes, which would have a material adverse impact on its reported financial position and results of its operations. The Company plans to continue to negotiate with its senior lenders to amend the Bank Credit Facility during the next 45 days to amend the financial covenants to levels for the year ending January 31, 2004 that more closely correspond to the Company’s current operations.

Recently Issued Accounting Standards

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). A variable interest entity (“VIE”) is one where the contractual or ownership interests in an entity change with changes in the entity’s net asset value. This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary. At the effective date, the Company has not entered into any VIEs.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others” (“FIN 45”). This interpretation changes the accounting recognition and disclosure requirements for certain guarantees issued on behalf of other parties which represent either a contingent or a non-contingent obligation for the guarantor to make payments or to perform specified activities. Effective January 1, 2003, FIN 45 mandates the separate fair value recognition of guarantees entered into on or after that date. At January 25, 2003, the Company has no material guarantees as defined in FIN 45.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the provisions of SFAS No. 143, but does not believe that SFAS No. 143 will have a material impact on its financial statements.

     SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal differences between SFAS No. 146 and Issue 94-3 relates to SFAS No. 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003. Subsequent to the adoption, SFAS No. 146 may affect the periods in which costs are recognized for workforce reductions of facility closures, although the ultimate amount of costs recognized would be the same.

Inflation and Changing Prices

     The Company’s sales and costs are subject to inflation and price fluctuations. However, they historically have not, and in the future are not expected to have, a material adverse effect on the Company’s results of operations.

Forward Looking Statements

     When used in this Annual Report on Form 10-K, the words “believes”, “anticipates”, “expects” and similar expressions are used to identify forward looking statements. Such statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. The Company wishes to caution readers that the following important factors and others in some cases have affected and in the future could affect the Company’s actual results and could cause the Company’s actual results to differ materially from those expressed in any forward looking statements made by the Company: (i) economic conditions in the safety shoe market, (ii) availability and terms of credit and debt arrangements, (iii) increase in interest rates, (iv) cost of raw materials, (v) inability to maintain state-of-the-art manufacturing facilities, (vi) heightened competition, including intensification of price and service competition, the entry of new competitors and the introduction of new products by existing competitors, (vii) inability to capitalize on opportunities presented by industry consolidation, (viii) loss or retirement of key executives, (ix) loss or disruption of the Company’s relationships with its major suppliers, including the Company’s largest supplier in China and (x) inability to grow by acquisition of additional safety shoe distributors or to effectively consolidate operations of businesses acquired.

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

Interest Rates

     At January 25, 2003, the Company had fixed-rate debt totaling $78.1 million in principal amount and having a fair value of $45.5 million. These instruments bear interest at a fixed rate and, therefore, do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease (to the holder) by approximately $4.5 million if interest rates were to increase by 10% from their levels at January 25, 2003 (i.e., an increase from the weighted average interest rate of 10.4% to a weighted average interest rate of 11.4%). At January 26, 2002, the Company had fixed-rate debt totaling $65.7 million in principal amount and having a fair value of $30.6 million, which would have decreased to $28.2 million had interest rates increased 10% from January 26, 2002 levels.

     At January 25, 2003, the Company had variable-rate long-term debt totaling $19.8 million in principal amount and having a fair value of $19.8 million. These borrowings are under the Bank Credit Facility (see “Notes to Consolidated Financial Statements-Note 7, Long-term debt”). If interest rates were to increase by 10% from their levels at January 25, 2003, the Company would incur additional annual interest expense of approximately $0.1 million. At January 26, 2002, the Company had variable-rate debt totaling $27.0 million in principal amount and having a fair value of $27.0 million. The Company would have incurred additional interest expense of approximately $0.1 million had interest rates increased by 10% from their levels at January 26, 2002.

Foreign Exchange Rates

     A substantial majority of the Company’s sales, expenses and cash flows are transacted in U.S. dollars. For the fiscal year ended January 25, 2003, sales denominated in currencies other than U.S. dollars (primarily Mexican peso and the Canadian dollar) totaled $6.2 million, or approximately 6.1% of total sales. Net losses incurred at the Company’s subsidiaries that operate in Mexico and Canada were $1.6 million for the fiscal year ended January 25, 2003. An adverse change in exchange rates of 10% would have resulted in a decrease in sales of $0.6 million and an increase in net loss of approximately $0.2 million for the year ended January 25, 2003. The Company’s subsidiaries that operate in Mexico and Canada have certain accounts receivable and payable accounts in their home currencies which further mitigate the impact of foreign exchange rate changes. The Company has no foreign currency exchange contracts.

Item 8. Financial Statements and Supplementary Data.

Iron Age Corporation
(a wholly owned subsidiary of Iron Age Holdings Corporation)

Consolidated Financial Statements

Years ended January 25, 2003 and January 26, 2002

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Iron Age Corporation

We have audited the accompanying consolidated balance sheets of Iron Age Corporation (a wholly owned subsidiary of Iron Age Holdings Corporation) (the “Company”) as of January 25, 2003 and January 26, 2002, and the related consolidated statements of operations, stockholder’s (deficit) equity, and cash flows for the years ended January 25, 2003, January 26, 2002 and January 27, 2001. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iron Age Corporation at January 25, 2003 and January 26, 2002, and the consolidated results of its operations and its cash flows for the years ended January 25, 2003, January 26, 2002 and January 27, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and there is uncertainty regarding the Company’s ability to meet the debt covenants of its credit facilities with banks. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, in 2001 the Company changed its method of accounting for derivative financial instruments to conform with the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

As discussed in Note 6 to the financial statements, in 2003 the Company changed its method of accounting for goodwill and other intangible assets to conform with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Ernst & Young LLP

Pittsburgh, Pennsylvania
March 28, 2003, except for
certain matters discussed in
Note 1, as to which the date
is May 12, 2003

Iron Age Corporation
(a wholly owned subsidiary of Iron Age Holdings Corporation)

Consolidated Balance Sheets

	January 25,	January 26,
	2003	2002

	(In Thousands)
Assets

Current assets:

Cash and cash equivalents	$323	$615

Accounts receivable, net	13,548	14,066

Inventories	31,671	32,089

Prepaid expenses	3,134	2,120

Deferred income taxes	713	726

Total current assets	49,389	49,616

Note receivable from parent	1,654	–

Property and equipment, net	12,681	12,674

Other noncurrent assets	170	212

Intangible assets, net	13,852	92,960

Total assets	$77,746	$155,462

Liabilities and stockholder’s (deficit) equity

Current liabilities:

Long-term debt and revolving credit facilities	$97,908	$92,720

Accounts payable	3,272	4,687

Accrued expenses	5,999	5,076

Total current liabilities	107,179	102,483

Other noncurrent liabilities	324	390

Deferred income taxes	4,205	5,589

Total liabilities	111,708	108,462

Commitments and contingencies	–	–

Holdings Series B redeemable preferred stock	10,100	8,300

Holdings Series C redeemable preferred stock	8,193	6,545

Stockholder’s (deficit) equity:

Common stock, $1 par value, 1,000 shares authorized, issued and outstanding	1	1

Additional paid-in capital	44,466	44,466

Accumulated deficit	(96,435)	(11,941)

Accumulated other comprehensive loss	(287)	(371)

Total stockholder’s (deficit) equity	(52,255)	32,155

Total liabilities and stockholder’s (deficit) equity	$77,746	$155,462

See accompanying notes.

Iron Age Corporation
(a wholly owned subsidiary of Iron Age Holdings Corporation)

Consolidated Statements of Operations

		Year ended
	January 25, 2003	January 26, 2002	January 27, 2001

	(In Thousands)

Net sales	$100,449	$105,517	$118,932

Cost of sales	49,690	51,633	57,231

Gross profit	50,759	53,884	61,701

Selling, general and administrative	41,200	41,951	43,400

Depreciation	1,653	1,938	1,681

Amortization of intangible assets	2,194	4,331	3,974

Loss on divestiture	–	1,860	–

Operating income	5,712	3,804	12,646

Interest expense	9,289	8,636	11,389

Loss before income taxes, cumulative effect of change in accounting principle and extraordinary item	(3,577)	(4,832)	1,257

(Benefit) provision for income taxes	(246)	60	1,084

Loss before cumulative effect of change in accounting principle and extraordinary item	(3,331)	(4,892)	173

Cumulative effect of change in accounting principle, net of tax of $1,718 (Note 6 )	(77,510)	–	–

Extraordinary (loss) gain , net of tax effect of $138 in fiscal 2003 and $1,655 in fiscal 2001 (Note 7)	(206)	—	2,285

Net (loss) income	$(81,047)	$(4,892)	$2,458

See accompanying notes.

Iron Age Corporation
(a wholly owned subsidiary of Iron Age Holdings Corporation)

Consolidated Statements of Stockholder’s (Deficit) Equity

	Common Stock				Accumulated
			Paid-In	Accumulated	Other Comprehensive
	Shares	Amounts	Capital	Deficit	Loss	Total

	(In Thousands)
Balance at January 29, 2000	1,000	$1	$44,466	$(4,783)	$(124)	$39,560

Comprehensive income:

Net income	–	–	–	2,458	–	2,458

Foreign currency translation Adjustment, net of tax	–	–	–	–	(97)	(97)

Comprehensive income						2,361

Dividend and accretion on preferred stock	–	–		(1,678)	–	(1,678)

Balance at January 27, 2001	1,000	1	44,466	(4,003)	(221)	40,243

Comprehensive loss:

Net loss	–	–	–	(4,892)	–	(4,892)

Foreign currency translation Adjustment, net of tax	–	–	–	–	(150)	(150)

Comprehensive loss						(5,042)

Dividend and accretion on Preferred stock	–	–	–	(3,046)	–	(3,046)

Balance at January 26, 2002	1,000	1	44,466	(11,941)	(371)	32,155

Comprehensive loss:

Net loss	–	–	–	(81,047)	–	(81,047)

Foreign currency translation Adjustment, net of tax	–	–	–	–	84	84

Comprehensive loss						(80,963)

Dividends and accretion on preferred stock	–	–	–	(3,447)	–	(3,447)

Balance at January 25, 2003	1,000	$1	$44,466	$(96,435)	$(287)	$(52,255)

See accompanying notes.

Iron Age Corporation
(a wholly owned subsidiary of Iron Age Holdings Corporation)

Consolidated Statements of Cash Flows

		Year ended
	January 25, 2003	January 26, 2002	January 27, 2001

		(In Thousands)
Operating activities

Net (loss) income	$(81,047)	$(4,892)	$2,458

Adjustments to reconcile net (loss) income to net cash

provided by operating activities:

Cumulative effect of change in accounting principle, net of tax	77,510	–	–

Extraordinary loss (gain), net of tax	206	–	(2,285)

Loss on divestiture	–	1,860	–

Increase in fair value of interest rate swap	–	(764)	–

Depreciation and amortization	4,314	6,753	6,122

Amortization of deferred financing fees included in interest	660	690	538

Accrual of paid-in-kind interest	84	–	–

Provision for losses on accounts receivable	331	418	565

Deferred income taxes	347	119	224

Stock-based compensation	132	–	–

Changes in operating assets and liabilities:

Accounts receivable	55	2,476	222

Inventories	418	1,363	958

Prepaid expenses	(1,014)	266	(793)

Other noncurrent assets	152	2,637	(96)

Accounts payable	(1,415)	1,660	454

Accrued expenses	923	(3,242)	(2,316)

Payment of other noncurrent liabilities	(66)	(87)	(50)

Net cash provided by operating activities	1,590	9,257	6,001

Investing activities

Capitalization of internal use software costs	(305)	(1,116)	(2,526)

Purchases of property and equipment, net	(2,866)	(1,465)	(1,895)

Net cash used in investing activities	(3,171)	(2,581)	(4,421)

Financing activities

Borrowing under revolving credit agreement	81,587	18,825	48,650

Issuance of redeemable preferred stock	–	–	4,761

Principal payments on debt	(78,613)	(24,384)	(54,911)

Payment of financing costs	(2,246)	(247)	(204)

Principal payments on capital leases, net	477	(187)	43

Net cash provided by (used in) financing activities	1,205	(5,993)	(1,661)

Effect of exchange rate changes on cash and cash equivalents	84	(150)	(97)

Increase (decrease) in cash and cash equivalents	(292)	533	(178)

Cash and cash equivalents at beginning of year	615	82	260

Cash and cash equivalents at end of year	$323	$615	$82

Consolidated Statements of Cash Flows (continued)

		Year ended
	January 25, 2003	January 26, 2002	January 27, 2001

	(In Thousands)
Supplemental disclosures of cash flow information

Cash paid during the period for:

Interest	$9,249	$8,637	$10,782

Income taxes	387	925	3,238

Supplemental schedule of noncash investing and financing activities

Dividends and accretion on redeemable preferred stock	$3,447	$3,046	$1,678

Capital lease agreements for equipment	797	253	450

See accompanying notes.

Iron Age Corporation
(a wholly owned subsidiary of Iron Age Holdings Corporation)

Notes to Consolidated Financial Statements

January 25, 2003 and January 26, 2002

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

Going Concern

The Company was in compliance with its debt covenants under the Bank Credit Facility (see Note 7 to financial statements) as of January 25, 2003. However, during a review of anticipated net income and cash flows for the first quarter of the year ending January 31, 2004, management has determined that, more likely than not, the Company will not be in compliance with the financial covenants under the Bank Credit Facility, including the Senior Debt Ratio and Fixed Charge Coverage Ratio (as defined in the Bank Credit Facility). As a result, the Company has requested that the senior lenders to the Bank Credit Facility amend the financial covenants for the first quarter and every other quarter of the year ending January 31, 2004 to a level that considering the Company’s current operations and forecasts would make it probable that the Company would be in compliance with its Bank Credit Facility. The Company was not in compliance with its financial covenants for the first quarter ending April 26, 2003. Effective May 12, 2003, all of the Company’s long-term debt has been classified as current liabilities. As of May 12, 2003, the Company and the senior lenders have not finalized negotiations of an amendment to the Bank Credit Facility with respect to the covenants of the second, third and fourth quarter for the year ending January 31, 2004. The Company and the senior lenders under the Bank Credit Facility have entered into the First Amendment to Loan and Security Agreement and Limited Waiver (the “First Amendment”) to the Bank Credit Facility that will allow the Company to continue to operate under the existing requirements of the Bank Credit Facility for an additional 45 days through June 25, 2003, with certain modifications relating to excess cash availability, and will allow the Company and the lenders under the Bank Credit Facility to continue to negotiate financial covenants for the year ending January 31, 2004. During the 45-day period of the First Amendment, the Company is required to maintain excess cash availability of at least $3.0 million. As of May 12, 2003, the Company’s cash availability was $3.3 million. Should the Company and its senior lenders not be able to reach an agreement on an additional amendment to the Bank Credit Facility prior to the expiration of the First Amendment or not be able to obtain an additional waiver, the Company would be in default under the Bank Credit Facility and such default would also constitute an event of default under the terms of the Senior Subordinated Notes, which would have a material adverse impact on the Company’s reported financial position and results of its operations. The Company’s ability to continue as a going concern is largely dependent on its ability to maintain its existing financing arrangements to operate the business.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, as discussed above, the Company does not anticipate being in compliance with certain financial covenants under the Bank Credit Facility at the end of the first quarter of the year ending January 31, 2004. Holdings plans to continue to negotiate with its senior lenders to amend the Bank Credit Facility during the next 45 days to amend the financial covenants to levels for the year ending January 31, 2004 that more closely correspond to the Company current operations.

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

Inventories

Approximately 94% of inventories at January 25, 2003 and 93% of inventories at January 26, 2002 are stated at the lower of last-in, first-out (“LIFO”) cost or market. The remaining inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market.

Catalog Costs

The Company produces periodic catalogs and amortizes the mailing and production costs over the related revenue stream, generally four to twelve months. The Company has approximately $0.3 million and $0.4 million of unamortized catalog costs at January 25, 2003 and January 26, 2002, respectively. For the years ended January 25, 2003, January 26, 2002 and January 27, 2001, advertising expense recorded by the Company was approximately $1.4 million, $1.8 million and $2.1 million, respectively.

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

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management evaluates the ongoing value of leasehold improvements and store fixtures associated with retail stores which have been open longer than one year. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. When events such as these occur, the impaired assets are adjusted to estimated fair value and an impairment loss is recorded in selling, general and administrative expenses.

Intangible Assets

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

Internal Use Software Costs

The Company records internal use software costs in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company capitalized approximately $0.3 million, $1.1 million and $2.5 million related to internal use software costs for the fiscal years ended January 25, 2003, January 26, 2002 and January 27, 2001, respectively. These costs are included in “Property and equipment” in the financial statements. Internal use software costs are being amortized by the straight-line method over three to five years.

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

Shipping and handling costs associated with the delivery of products to the Company’s customers, retail stores and shoemobiles of approximately $2.4 million, $2.1 million and $2.2 million are recorded as components of selling, general and administrative expenses for the years ended January 25, 2003, January 26, 2002 and January 27, 2001, respectively.

Financial Instruments

Effective January 28, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

The Company periodically enters into interest rate swap agreements to moderate its exposure to interest rate changes. Until its termination on October 19, 2001, the interest rate swap agreement had a notional amount of $25 million. The Company paid floating rate amounts computed at 4.16% above the LIBOR rate in exchange for fixed interest payments at a rate of 9.875%. Upon adoption, the Company recorded the cumulative fair value of the interest rate swap of $0.1 million in other noncurrent assets, with a corresponding amount to other noncurrent liabilities. Interest payment amounts were exchanged over the life of the agreement without an exchange of the underlying principal amounts. The differential paid or received was accrued as interest rates changed and was recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties was included in accrued interest. Since the interest rate swap agreement was not determined to be highly effective, it was not designated as a hedge. Based upon the terms of the agreement, the fair value of the interest rate swap was recognized in the financial statements and changes in the fair value were included in interest expense. Total gains recognized in interest expense, including the gain on termination, were $0.8 million for the fiscal year ended January 26, 2002.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The Company continues to account for its stock-based employee compensation plan using the intrinsic value method under Accounting Principles Board Opinion No. 25.

Pro forma information regarding net income and earnings per share is required by SFAS No. 148, which also requires that the information be determined as if the Company has accounted for its employee stock options granted beginning in the fiscal year subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The Company’s pro forma information follows:

		Year ended
	January 25, 2003	January 26, 2002	January 27, 2001

	(In Thousands)
Net (loss) income:

As reported	$(81,047)	$(4,892)	$2,458

Less: Total stock-based compensation expense determined under fair value method, net of tax	(27)	(36)	(21)

Pro forma	$(81,074)	(4,928)	2,437

Income Taxes

Deferred income taxes are provided for the tax consequences of temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period of the enactment.

Other Comprehensive Income

The Company applies SFAS No. 130, Reporting Comprehensive Income, in accounting for foreign currency translation gains and losses. SFAS No. 130 requires foreign currency translation gains and losses, which are reported separately in stockholders’ equity, to be included in other comprehensive income.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). A variable interest entity (“VIE”) is one where the contractual or ownership interests in an entity change with changes in the entity’s net asset value. This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary. At the effective date, the Company has not entered into any VIEs.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others” (“FIN 45”). This interpretation changes the accounting recognition and disclosure requirements for certain guarantees issued on behalf of other parties which represent either a contingent or a non-contingent obligation for the guarantor to make payments or to perform specified activities. Effective January 1, 2003, FIN 45 mandates the separate fair value recognition of guarantees entered into on or after that date. At January 25, 2003, the Company has no material guarantees as defined in FIN 45.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the provisions of SFAS No. 143, but does not believe that SFAS No. 143 will have a material impact on its financial statements.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity(including Certain Costs Incurred in a Restructuring). The principal differences between SFAS No. 146 and Issue 94-3 relates to SFAS No. 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently evaluating the provisions of SFAS No. 146 to determine what impact, if any, it will have on its financial statements.

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

Reclassifications

The year ended January 26, 2002 financial statements have been reclassified to conform with the current year presentation.

3.     Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts of approximately $0.5 million and $0.4 million as of January 25, 2003 and January 26, 2002, respectively. The Company does not require collateral for its trade accounts receivable. Management continually evaluates its accounts receivable and adjusts its allowance for doubtful accounts for changes in potential credit risk. The Company serves a diverse customer base and believes there is minimal concentration of credit risk.

4.     Inventories

The major components of inventories are as follows:

	January 25, 2003	January 26, 2002

	(In Thousands)
Finished products	$29,625	$29,894

Raw materials and work in process	1,940	2,689

	31,565	32,583

Less excess of current cost over LIFO inventory value	(106)	494

Inventories	$31,671	$32,089

5.     Property and Equipment

Property and equipment consist of the following:

	January 25, 2003	January 26, 2002

	(In Thousands)
Land and buildings	$3,165	$3,189

Vehicles	6,993	5,231

Furniture and fixtures	1,615	1,475

Machinery and equipment	7,859	7,298

Leasehold improvements	2,199	1,846

Software	5,265	4,966

	27,096	24,005

Less accumulated depreciation and amortization	14,415	11,331

Net property and equipment	$12,681	$12,674

6.     Intangible Assets

Intangible assets consist of the following:

	January 25, 2003	January 26, 2002

	(In Thousands)
Goodwill	$—	$90,290

Customer lists	16,680	16,654

Deferred financing costs	5,207	4,664

Other	152	152

	22,039	111,760

Less accumulated amortization
Goodwill	—	11,065

Customer lists	6,570	5,443

Deferred financing costs	1,486	2,183

Other	131	109

	8,187	18,800

Intangible assets, net	$13,852	$92,960

Effective January 27, 2002, the Company adopted SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the provisions of SFAS No. 142. While amortization of goodwill will no longer be reflected in the Company’s financial statements, amortization related to certain of the Company’s other intangible assets will continue to be deductible for income tax purposes. Amortization expense related to the Company’s goodwill was $2.3 million for the fiscal years ended January 26, 2002 and January 27, 2001.

In connection with the adoption of SFAS No. 142, the Company tested its goodwill for impairment, which required an assessment of whether there is an indication that goodwill is impaired as of the date of adoption, January 27, 2002. The Company identified two reporting units, distribution and manufacturing, and determined the carrying value of those units as of the date of adoption. Only the distribution reporting unit had related goodwill. The Company assessed the fair value of the distribution reporting unit and compared it to the reporting unit’s carrying amount, as computed in Step 1 of the evaluation. The fair value of the distribution reporting unit in Step 1 of the evaluation was determined using a 5-year discounted cash flow model. Key assumptions included management’s estimates of future profitability, capital requirements, a discount rate of 14.6% and a terminal growth rate of 2%. Based upon the initial evaluation, Step 2 of the evaluation was required, as the distribution reporting unit had a carrying value in excess of its fair value. In conjunction with Step 2, The Company retained an independent valuation firm to prepare a valuation of the Company’s assets and liabilities. Step 2 requires the implied fair value of goodwill to be calculated by allocating the fair value of the reporting unit to its tangible and intangible net assets, other than goodwill. The remaining unallocated fair value represents the implied fair value of the goodwill. Management, using the independent valuation firm, has determined that all of the Company’s goodwill was impaired at January 27, 2002. Accordingly, the Company has recorded a goodwill impairment charge of $77.5 million, net of tax of $1.7 million, as a cumulative effect of change in accounting for goodwill, for the fiscal year ended January 25, 2003. The goodwill impairment charge has no effect on cash, the ongoing operation of the Company, the covenants relating to the Bank Credit Facility or the indentures for the Senior Subordinated Notes.

The following table presents reported net (loss) income exclusive of goodwill amortization expense for the years ended January 25, 2003, January 26, 2002 and January 27, 2001, respectively.

	January 25,	January 26,	January 27,
	2003	2002	2001

	(In Thousands)
Reported net (loss) income	$(81,047)	$(4,892)	$2,458

Add back:

Goodwill amortization, net of tax	—	2,297	2,304

Adjusted net (loss) income	$(81,047)	$(2,595)	$4,762

Amortization expense for other intangible assets subject to amortization for the year ended January 25, 2003, January 26, 2002 and January 27, 2001 are $2.1 million, $2.0 million and $1.6 million, respectively. Estimated amortization expense for the next five fiscal years is approximately $2.2 million per year.

Financing costs incurred in connection with obtaining the Senior Subordinated Notes and the Bank Credit Facility of approximately $3.7 million have been deferred by the Company as of January 25, 2003 and will be amortized over the periods the Senior Subordinated Notes and the Bank Credit Facility are outstanding (see Note 7).

During the year ended January 27, 2001, the Company expensed approximately $0.6 million, in connection with the repurchase of certain Senior Subordinated Notes (see Note 7).

7. Long-Term Debt

     Long-term debt consists of the following:

	January 25, 2003	January 26, 2002

	(In Thousands)
Revolving Credit Facility	$16,107	$—

Term Loan A	933	—

Term Loan B	2,767	—

Term Loan C	12,084	—

Previous Bank Credit Facility	—	27,002

9-7/8% Senior Subordinated Notes due 2008	65,000	65,000

Other notes	—	178

Capitalized lease obligations	1,017	540

	$97,908	$92,720

Bank Credit Facility

On September 23, 2002, the Company, Holdings and Falcon, entered into a $50.0 million Loan and Security Agreement (the “Bank Credit Facility”) with a financial institution and another lender. The Bank Credit Facility consists of a $38.0 million revolving credit facility (the “Revolving Credit Facility”), including a $2.0 million letter of credit subfacility, and two term loans: Term Loan A of up to an aggregate of $1.0 million and Term loan B of up to an aggregate of $3.0 million. In addition, the Bank Credit Facility includes a third term loan, Term Loan C, of up to an aggregate of $12.0 million. Availability under the Bank Credit Facility is governed by a borrowing base determined by advance rates against the qualified inventory and accounts receivable of Iron Age Corporation and Falcon, as defined in the Bank Credit Facility agreement. Outstanding obligations under the letter of credit subfacility were $0.5 million at January 25, 2003.

The Revolving Credit Facility and the Term Loan C are due in full on September 23, 2007. The outstanding balances of the Term Loan A and the Term Loan B are due in installments through September 23, 2007. Term Loan A, Term Loan B and the Revolving Credit Facility bear interest at either the prime rate or LIBOR, at the option of the Company, plus an applicable margin. As of January 25, 2003, outstanding borrowings on the revolving credit facility at prime rate plus a margin of 1.50% and LIBOR plus a margin of 3.75% are approximately $2.1 million and $14.0 million, respectively. As of January 25, 2003, borrowings of approximately $0.9 million for Term Loan A are at prime rate plus a margin of 1.50%. As of January 25, 2003, borrowings on Term Loan B at prime rate plus a margin of 3.25% and LIBOR plus a margin of 5.50% are approximately $0.3 million and $2.5 million, respectively. The interest rate for Term Loan C is 13.25%, including 2.00% paid-in-kind. The Company pays a 0.375% commitment fee on the undrawn amounts of the Revolving Credit Facility and a 2.00% letter of credit fee on any outstanding Letters of Credit. As of January 25, 2003, the prime rate was 4.25% and the LIBOR rate was approximately 1.40%.

At closing, the Company drew the entire amount of Term Loan A, Term Loan B and Term Loan C and approximately $14.2 million on the Revolving Credit Facility, to refinance its Previous Bank Credit Facility of approximately $27.6 million, including accrued interest, and to pay certain financing fees and expenses. In connection with the refinancing of the Company’s Previous Bank Credit Facility, The Company wrote-off approximately $0.2 million, net of tax of approximately $0.1 million, of unamortized debt issuance costs remaining from its Previous Bank Credit Facility.

The Company incurred approximately $2.1 million in capitalizable debt issuance costs, in connection with the Bank Credit Facility, which are being amortized over its term.

The Bank Credit Facility contains certain financial and other covenants, including covenants requiring the Company to maintain various financial ratios, limiting its ability to incur additional indebtedness, restricting the Company’s ability to upstream cash to Holdings for payment of interest on the Discount Notes, restricting the amount of capital expenditures that may be incurred, and limiting transactions with affiliates. The Bank Credit Facility also limits the Company’s ability to engage in mergers or acquisitions, sell certain assets, pay dividends or repurchase its stock. The Bank Credit Facility is secured by a first priority security interest in substantially all of the Company’s assets. The Company’s domestic and Canadian subsidiaries are required to guarantee its obligations under the Bank Credit Facility.

Although the Bank Credit Facility expires on September 23, 2007, the Revolving Credit Facility has been classified as current in accordance with SFAS No. 6, Classification of Short Term Obligations Expected to be Refinanced.

Previous Bank Credit Facility

The Company entered into the Previous Bank Credit Facility with a syndicate of lenders and a financial institution, as agent for itself and the other lenders which, as amended, provided for a $41.1 million senior secured credit facility that was comprised of a $20.0 million revolving working capital facility and, as amended, a $21.1 million acquisition term loan facility. The Previous Bank Credit Facility was paid in full on September 23, 2002, in conjunction with closing on the Bank Credit Facility, as discussed above.

Borrowings under the Previous Bank Credit Facility accrued interest, at the option of the Company, at either LIBOR plus 3.25% or the greater of the financial institution’s prime rate and the federal funds rate plus 1.75%. Borrowings on the Previous Bank Credit Facility accrued interest at 6.50% for prime rate borrowings and between 5.00% and 5.44% for LIBOR borrowings, respectively, at January 26, 2002.

The Company classified its borrowings under the Previous Bank Credit Facility as long-term as of January 26, 2002 due to its ability and intent to maintain such borrowings on a long-term basis.

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

The Senior Subordinated Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by each Domestic Restricted Subsidiary that is a Material Subsidiary (as such terms are defined in the indenture for the Senior Subordinated Notes (the “Senior Subordinated Notes Indenture”)) (whether currently existing, newly acquired or created). Each such subsidiary guaranty (a “Subsidiary Guaranty”) will provide that the subsidiary guarantor, as primary obligor and not merely as surety, will irrevocably and unconditionally guarantee on an unsecured, senior subordinated basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of the Company under the Senior Subordinated Notes Indenture and the Senior Subordinated Notes, whether for payment of principal or of interest on the Senior Subordinated Notes, expenses, indemnification or otherwise. As of January 25, 2003, Iron Age Investment Company, one of the Company’s Domestic Restricted Subsidiaries, became a Material Subsidiary and was required to provide a Subsidiary Guaranty with respect to the Senior Subordinated Notes. As of January 25, 2003, none of the Company’s other Domestic Restricted Subsidiaries became a Material Subsidiary and were not required to provide a Subsidiary Guaranty with respect to the Senior Subordinated Notes.

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

8.     Financial Information for Subsidiary Guarantors

The payment obligations under the Senior Subordinated Notes issued by the Company are fully and unconditionally guaranteed by Iron Age Investment Company (the “Subsidiary Guarantor”). The Senior Subordinated Notes have not been guaranteed by Falcon, Canada or Mexico (the “Non-Guarantor Subsidiaries”). Separate complete financial statements of the Subsidiary Guarantor are not presented because management has determined that they would not provide additional material information that would be useful in assessing the financial composition of the guarantors and non-guarantors. In accordance with positions established by the Securities and Exchange Commission, the following financial information sets forth separately financial information with respect to Iron Age Corporation (the “Parent”), the Subsidiary Guarantor and the Non-Guarantor Subsidiaries. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions.

Iron Age Corporation
Summarized Financial Information
Balance Sheets

January 25, 2003
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS

Cash and cash equivalents	$183	$25	$115	$—	$323

Accounts receivable, net	22,249	31	6,119	(14,851)	13,548

Inventories	27,679	—	4,171	(179)	31,671

Prepaid expenses	2,233	—	829	72	3,134

Deferred income taxes	—	—	99	614	713

TOTAL CURRENT ASSETS	52,344	56	11,333	(14,344)	49,389

Note receivable from parent	1,654	—	—	—	1,654

Other noncurrent assets	31,586	52,520	6	(83,942)	170

Property and equipment, net	10,554	—	2,127	—	12,681

Deferred income taxes	—	—	—	—	—

Intangible assets, net	13,578	—	274		13,852

TOTAL ASSETS	$109,716	$52,576	$13,740	$(98,286)	$77,746

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Long-term debt and revolving credit facilities	$150,734	$—	$2,821	$(55,647)	$97,908

Accounts payable	2,788	1	483	—	3,272

Accrued expenses	5,019	12,855	2,918	(14,793)	5,999

TOTAL CURRENT LIABILITIES	158,541	12,856	6,222	(70,440)	107,179

Other noncurrent liabilities	—	—	324	—	324

Deferred income taxes	2,744	—	955	506	4,205

TOTAL LIABILITIES	161,285	12,856	7,501	(69,934)	111,708

Holdings Series B redeemable preferred stock	—	—	—	10,100	10,100

Holdings Series C redeemable preferred stock	—	—	—	8,193	8,193

TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(51,569)	39,720	6,239	(46,645)	(52,255)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$109,716	$52,576	$13,740	$(98,286)	$77,746

Iron Age Corporation
Summarized Financial Information
Statements of Operations

For the year ended January 25, 2003
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net sales	$92,761	$—	$20,449	$(12,761)	$100,449

Cost of sales	45,098	—	17,293	(12,701)	49,690

Selling, general and administrative	37,817	(142)	3,525	—	41,200

Depreciation	1,350	—	303	—	1,653

Amortization of intangible assets	2,146	—	48	—	2,194

OPERATING INCOME (LOSS)	6,350	142	(720)	(60)	5,712

Interest expense	12,396	(3,117)	10	—	9,289

(LOSS) INCOME BEFORE INCOME TAXES, CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE AND EXTRAORDINARY ITEM	(6,046)	3,259	(730)	(60)	(3,577)

Income tax (benefit) expense	(1,468)	1,108	128	(14)	(246)

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE AND EXTRAORDINARY ITEM	(4,578)	2,151	(858)	(46)	(3,331)

Cumulative effect of change in	(76,772)	—	(738)	—	(77,510)

Accounting principle, net of tax of $1.7 million Extraordinary loss, net of tax of $0.1 million	(206)	—	—	—	(206)

NET (LOSS) INCOME	$(81,556)	$2,151	$(1,596)	$(46)	$(81,047)

Iron Age Corporation
Summarized Financial Information
Condensed Statement of Cash Flows

For the year ended January 25, 2003
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(665)	$2,177	$78	$—	$1,590

CASH FLOWS USED IN INVESTING ACTIVITIES	(2,876)	—	(295)	—	(3,171)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,604	(2,200)	(115)	—	1,289

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$63	$(23)	$(332)	$—	$(292)

Iron Age Corporation
Summarized Financial information
Balance Sheets

January 26, 2002
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS

Cash and cash equivalents	$120	$58	$437	$—	$615

Accounts receivable, net	23,507	50	5,164	(14,655)	14,066

Inventories	26,980	—	5,228	(119)	32,089

Prepaid expenses	1,608	—	546	(34)	2,120

Deferred income taxes	—	—	94	632	726

TOTAL CURRENT ASSETS	52,215	108	11,469	(14,176)	49,616

Other noncurrent assets	31,627	50,320	7	(81,742)	212

Property and equipment, net	10,072	—	2,602	—	12,674

Deferred income taxes	—	—	—	—	—

Intangible assets, net	91,930	—	1,030	—	92,960

TOTAL ASSETS	$185,844	$50,428	$15,108	$(95,918)	$155,462

LIABILITIES AND STOCKHOLDER’S EQUITY

Long-term debt and revolving credit facilities	$143,146	$—	$3,021	$(53,447)	$92,720

Accounts payable	4,207	—	480	—	4,687

Accrued expenses	4,307	12,859	2,569	(14,659)	5,076

TOTAL CURRENT LIABILITIES	151,660	12,859	6,070	(68,106)	102,483

Other noncurrent liabilities	—	—	390	—	390

Deferred income taxes	4,199	—	899	491	5,589

TOTAL LIABILITIES	155,859	12,859	7,359	(67,615)	108,462

Holdings Series B redeemable preferred stock	—	—	—	8,300	8,300

Holdings Series C redeemable preferred stock	—	—	—	6,545	6,545

TOTAL STOCKHOLDER’S EQUITY	29,985	37,569	7,749	(43,148)	32,155

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$185,844	$50,428	$15,108	$(95,918)	$155,462

Iron Age Corporation
Summarized Financial Information
Statements of Operations

For the year ended January 26, 2002
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net sales	$97,163	$—	$17,585	$(9,231)	$105,517

Cost of sales	46,243	—	14,721	(9,331)	51,633

Selling, general and administrative	38,311	(146)	3,786	—	41,951

Depreciation	1,709	—	229	—	1,938

Amortization of intangible assets	4,266	—	65	—	4,331

Loss on divestiture	1,860	—	—	—	1,860

OPERATING INCOME (LOSS)	4,774	146	(1,216)	100	3,804

Interest expense	12,521	(3,899)	14	—	8,636

(LOSS) INCOME BEFORE INCOME TAXES	(7,747)	4,045	(1,230)	100	(4,832)

Income tax (benefit) expense	(1,037)	1,375	(278)	—	60

NET (LOSS) INCOME	$(6,710)	$2,670	$(952)	$100	$(4,892)

Iron Age Corporation
Summarized Financial Information
Condensed Statement of Cash Flows

For the year ended January 26, 2002
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$4,996	$2,784	$1,477	$—	$9,257

CASH FLOWS USED IN INVESTING ACTIVITIES	(2,126)	—	(455)	—	(2,581)

CASH FLOWS USED IN FINANCING ACTIVITIES	(2,324)	(2,780)	(1,039)	—	(6,143)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$546	$4	$(17)	$—	$533

Iron Age Corporation
Summarized Financial Information
Condensed Statement of Cash Flows

For the year ended January 27, 2001
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net sales	$108,501	$—	$25,441	$(15,010)	$118,932

Cost of sales	52,310	—	19,972	(15,051)	57,231

Selling, general and administrative	39,453	(190)	4,137	—	43,400

Depreciation	1,444	—	237	—	1,681

Amortization of intangible assets	3,907	—	67	—	3,974

OPERATING INCOME	11,387	190	1,028	41	12,646

Interest expense	16,676	(5,305)	18	—	11,389

(LOSS) INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	(5,289)	5,495	1,010	41	1,257

Income tax (benefit) expense	(1,182)	1,868	398	—	1,084

(LOSS) INCOME BEFORE AND EXTRAORDINARY ITEM	(4,107)	3,627	612	41	173

Extraordinary gain, net of tax of $1.7 million	2,285	—	—	—	2,285

NET (LOSS) INCOME	$(1,822)	$3,627	$612	$41	$2,458

Iron Age Corporation
Summarized Financial Information
Condensed Statement of Cash Flows

For the year ended January 27, 2001
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$6,180	$3,487	$(3,666)	$—	$6,001

CASH FLOWS USED IN INVESTING ACTIVITIES	(3,881)	—	(540)	—	(4,421)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,613)	(3,540)	4,395	—	(1,758)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(314)	$(53)	$189	$—	$(178)

9.     Fair Values of Financial Instruments

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

The carrying amounts and fair values of the Company’s financial instruments at January 25, 2003 and January 26, 2002 are as follows:

	January 25, 2003		January 26, 2002

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In Thousands)
Cash and cash equivalents	$323	$323	$615	$615

Bank credit facility	31,891	31,891	27,002	27,002

9-7/8% Senior Subordinated Notes due 2008	65,000	32,500	65,000	29,900

Other notes	—	—	178	178

Capital lease obligations	1,017	1,027	540	545

10.     Employee Benefit Plans

The Company sponsors a 401(k) profit sharing defined contribution pension plan. Contributions to the plan are based on a percentage of profits, but may be increased or decreased at the discretion of the Board of Directors. The plan covers substantially all of its salaried employees. For the fiscal years ended January 25, 2003, January 26, 2002 and January 27, 2001, pension and profit sharing expenses were approximately $0.4 million, $0.4 million and $0.6 million, respectively.

11.     Income Taxes

Income tax (benefit) expense before extraordinary gains and losses consists of the following:

		Year ended
	January 25, 2003	January 26, 2002	January 27, 2001

	(In Thousands)
Income taxes:

Current:

Federal	$(971)	$(118)	$1,219

State	—	—	(459)

Foreign	158	59	100

	(813)	(59)	860

Deferred:

Federal	606	102	171

State	(39)	17	53

	567	119	224

	$(246)	$60	$1,084

A reconciliation of U.S. income tax computed at the statutory rate and actual expense is as follows:

		Year ended
	January 25, 2003	January 26, 2002	January 27, 2001

	(In Thousands)
Amount computed at statutory rate	$(1,216)	$(1,660)	$427

State and local taxes less applicable federal income tax	(394)	(273)	(302)

Taxes on foreign investments	158	59	100

Goodwill and other amortization	—	1,547	774

Increase in valuation allowance	632	872	—

Increase in tax reserves	525	—	—

Tax rate change	—	(425)	—

Other	49	(60)	85

	$(246)	$60	$1,084

The components of the net deferred tax asset and liability are as follows:

	January 25, 2003	January 26, 2002

	(In Thousands)
Deferred tax liabilities:

Inventory	$1,753	$1,678

Property and equipment	1,081	999

Customer lists	3,469	3,851

Other	—	554

Total deferred tax liabilities	6,303	7,082

Deferred tax assets:

Interest expense	577	1,608

State net operating loss carryforwards	2,013	1,211

Goodwill	1,250	—

Accrued expenses	406	428

Other	578	183

Total deferred tax assets	4,824	3,430

	1,479	3,652

Valuation allowance	2,013	1,211

Net deferred tax liabilities	$3,492	$4,863

As of January 25, 2003, the Company has foreign and state net operating loss carryforwards (“NOLs”) of approximately $1.0 million and approximately $15.3 million, respectively. The NOLs expire at various times through 2020. At January 26, 2002, the Company’s management assessed the likelihood of utilizing the net operating loss carryforwards, determined that it is currently more likely than not that the benefit will not be realized and established a valuation allowance of approximately $1.2 million. At January 25, 2003, the Company increased the valuation allowance to $2.0 million to fully reserve for net operating loss carryforwards generated in fiscal 2003.

Income and (loss) before income taxes for Canada were $(0.7) million, $(0.4) million and $(0.04) million and for Mexico were $(0.07) million, $(0.02) million and $0.06 million for the fiscal years ended January 25, 2003, January 26, 2002 and January 27, 2001, respectively.

12.     Commitments and Contingencies

Purchase Commitments

The Company purchases the majority of its inventory through purchase order commitments which are denominated in U.S. dollars. The Company purchased approximately 27%, 29%, and 29% of its inventory from one vendor for the fiscal years ended January 25, 2003, January 26, 2002 and January 27, 2001, respectively. At January 25, 2003 and January 26, 2002, the Company had outstanding inventory purchase commitments of approximately $9.6 million and $12.3 million, respectively.

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

Lease Commitments

The Company leases substantially all of its vehicles and certain other equipment and facilities. These leases are subject to renewal options for varying periods. Future minimum payments, by year and in the aggregate, under capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following:

	Capital	Operating
	Leases	Leases

2003	$375	$2,762

2004	318	1,684

2005	265	878

2006	184	254

2007	57	77

Total minimum lease payments	1,199	$5,655

Less amounts representing interest	182

Present value of future minimum lease payments	$1,017

Operating lease expense under such arrangements was approximately $3.5 million for each of the fiscal years ended January 25, 2003, January 26, 2002 and January 27, 2001, respectively. Amortization of assets recorded under capital leases is included with depreciation expense in the Company’s results of operations.

At January 25, 2003 and January 26, 2002, property and equipment include capitalized vehicle leases of approximately $3.1 million and $2.3 million, respectively, and accumulated amortization of approximately $2.1 million and $1.7 million, respectively.

Litigation

The Company is involved from time to time in lawsuits that arise in the normal course of business. The Company actively and vigorously defends all lawsuits. Management believes that there are no lawsuits that will have a material effect on the Company’s financial position, results of operations or liquidity.

13.     Stock Purchase Warrants and Redeemable Preferred Stock

On February 26, 1997, Holdings issued to New York Life Insurance Company and American Home Assurance Company (the “Outside Investors”) common stock purchase warrants (“Warrants”) to acquire 6,962 shares of Holdings’ common stock for an aggregate consideration of $0.1 million. The Warrants can be exercised at any time through February 26, 2007 for an exercise price of approximately $186 per share. No Warrants have been exercised as of January 25, 2003.

On December 20, 1999, Holdings authorized 2,500 shares of Series B non voting, cumulative, redeemable preferred stock with a par value of $0.01 per share (the “Holdings Series B Preferred Stock”). Holdings issued 1,000 shares of Holdings Series B Preferred Stock to Fenway during fiscal year 2000 for approximately $4.9 million, with a liquidation preference of $4,938 per share plus an additional amount of approximately $2.0 million divided by the total number of outstanding and accrued shares of Holdings Series B Preferred Stock as of the event of liquidation. A sale of all or substantially all of Holdings’ assets, merger or other change of control constitutes a liquidation. Dividends are cumulative at an annual rate of $953.97 per share and are payable in-kind, semi annually in arrears on February 21 and August 21, beginning February 21, 2000. The Holdings Series B Preferred Stock ranks junior to outstanding Holdings Series A Preferred Stock, if any, and is senior to Holdings’ common stock in dividends and liquidation. The Holdings Series B Preferred Stock is redeemable upon a change of control or a public offering, as defined in the indenture governing the Senior Subordinated Notes. The redemption price will be equal to the amount that would be paid to the Holdings Series B Preferred Stock under a liquidation. The difference between the carrying value and redemption amount is being accreted as a charge to retained earnings using the interest method. Holdings Series B Preferred Stock is reflected in the financial statements of the Company because the Company is a wholly-owned subsidiary of Holdings and the proceeds of the Series B Preferred Stock were used to retire a portion of the Company’s Senior Subordinated Notes.

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

14.     Stock Options

Holdings’ 1997 Stock Option Plan (the “Option Plan”) provides for the granting of either incentive stock options or nonqualified stock options to purchase shares of Holdings common stock and for other stock-based awards to officers, directors, key employees, consultants and advisors who, in the opinion of Holdings’ Board of Directors, are in a position to make a significant contribution to the success of Holdings and its subsidiaries. The Option Plan authorized the issuance of options to purchase up to an aggregate of 20,245 shares of Holdings common stock, 11,528 of which shall be for Series A Options and 8,717 of which shall be for Series B Options.

Nonqualified Series A Options of 11,528 were granted to certain officers of the Company in connection with the Fenway Acquisition effective February 26, 1997 in exchange for options to acquire shares of the predecessor to Holdings. The exercise price of Series A Options is approximately $36 per share and represents the difference between the fair market value of Holdings’ common stock at the date of grant and the total fair value of the exchanged options which was recognized as a capital contribution to Holdings of approximately $3.8 million, or approximately $328 per share. The total fair value of the exchanged options was recognized as a capital contribution to Holdings because the exchanged options represented a portion of the purchase price of Holdings. The basis used to determine the fair market value of Holdings common stock was the purchase price paid by Fenway as of the date of the Fenway Acquisition, which was the date of grant of the Series A Options. No Series A Options were exercised during the years ended January 25, 2003, January 26, 2002 or January 27, 2001. As of January 25, 2003, 10,794 Series A Options are fully vested and exercisable.

Nonqualified Series B Options of 8,567 were granted in August 1997 in connection with the Fenway Acquisition to certain officers of the Company with an exercise price of approximately $364 per share. Approximately 65% of the options (“Series B Basic”) become exercisable, subject to the achievement of certain target earnings by Holdings and continued employment of the optionholders, at the rate of 20% per year commencing with the Company’s fiscal year ended January 31, 1998. Holdings is deemed to have achieved the target earnings in a given fiscal year if Holdings’ net income before interest, taxes, depreciation, amortization, extraordinary or unusual gains or losses, management fees payable to Fenway Partners, Inc., an affiliate of Fenway, directors fees and expenses payable to Fenway representatives and fees and expenses associated with acquisitions equals or exceeds the target amount set by the Board of Directors for such fiscal year. The remaining 35% of Series B Options (“Series B Extra”) vest upon a change of control of the Company and the attainment of certain internal rate of return objectives by Holdings’ stockholders as defined in the Option Plan. The exercise price of Series B Options granted in August 1997 was approximately $364 per share at the time such Series B Options were granted. On April 24, 1998, in connection with the April 1998 Transactions, the exercise price of Series B Options that were not vested as of April 24, 1998 was reduced. The exercise price of (i) Series B Options of 7,465 that were not vested (as such term is defined in the Option Plan) as of April 24, 1998 is approximately $186 per share and (ii) Series B Options of 1,102 that were vested (as such term is defined in the Option Plan) as of April 24, 1998 is approximately $364 per share. Upon the vesting of the Series B Options, Holdings will recognize compensation expense related to the Series B Options based upon the difference, if any, between the estimated fair value of Holdings’ common stock at the time such options vest and the exercise prices of $186 or $364, respectively. During the years ended January 25, 2003, January 26, 2002 and January 27, 2001, no Series B Basic options that vest subject to the achievement of target earnings were exercised.

During the year ended January 25, 2003, 171 Series B Basic options became vested at an exercise price of approximately $186 per share. In addition, 909 Series B Basic options were forfeited due to the failure to meet certain target earnings.

During the year ended January 26, 2002, 685 Series B Basic options were granted and became exercisable on a pro rata basis over the years ended in 2002 and 2003. One hundred seventy one of these Series B Basic options became vested during the year ended January 26, 2002 at an exercise price of approximately $186 per share. In addition, 906 Series B Basic options were forfeited due to the failure to meet certain target earnings.

During the year ended January 27, 2001, 250 Series B Basic options were granted and became exercisable on a pro rata basis over the years ended 2001, 2002 and 2003, and the remainder of which become exercisable subject to the achievement of certain performance objectives. Eighty three of these Series B Basic options became vested during the year ended January 27, 2001 at an exercise price of approximately $186 per share. In addition, 598 Series B Basic options were forfeited due to the failure to meet certain target earnings.

The fair values of options granted were estimated at the date of the grant using the minimum value option-pricing model based on the following assumptions:

		Year ended
	January 25, 2003	January 26, 2002	January 27, 2001

Risk-free interest rate	–	6.0	6.0

Dividend yield	–	0.0	0.0

Expected life	–	5 years	5 years

Volatility	–	–	–

A summary of the status of the shares under the Option Plan is as follows:

		Year ended
	January 25, 2003	January 26, 2002	January 27, 2001

Outstanding, beginning of year	17,112	18,134	18,515

Exercised	–	–	–

Granted	–	685	500

Forfeited	(1,553)	(1,707)	(881)

Outstanding, end of year	15,559	17,112	18,134

Options exercisable at end of year	12,284	12,601	12,596

14.     Stock Options (continued)

Additional information regarding stock options granted in connection with the Option Plan is outlined below:

				Year ended
	January 25, 2003			January 26, 2002			January 27, 2001

	Series	Series B	Series B	Series	Series B	Series B	Series	Series B	Series B
	A	Basic	Extra	A	Basic	Extra	A	Basic	Extra

Weighted average fair value of options at grant date	–	–	–	–	52	–	–	52	–

Weighted average exercise price of all outstanding options	36	250	186	36	235	186	36	223	186

Weighted average exercise price of options exercisable	36	285	–	36	298	–	36	303	–

Weighted average exercise price of options granted during the year	–	–	–	–	186	–	–	186	–

Weighted average exercise price of options exercised during the

year	–	–	–	–	–	–	–	–	–

Weighted average exercise price of options expired and forfeited during the year	–	197	–	–	189	–	–	192	–

Weighted average remaining contractual life of options

outstanding	4.1	5.0	4.1	5.1	6.0	5.1	6.1	7.0	6.1

Options outstanding at end of year	10,794	2,316	2,449	11,161	3,447	2,504	11,161	4,469	2,504

Options exercisable at end of year	10,794	1,490	–	11,161	1,440	–	11,161	1,435	–

15.     Related Party Transactions

Fenway Partners Resources, Inc., an affiliate of Fenway (“Fenway Resources”), provides consulting and advisory services to Holdings and the Company pursuant to a consulting agreement effective April 1, 2002, and as amended on December 20, 2002 (the “Consulting Agreement”) among the Company, Holdings and Fenway Resources. Pursuant to the Consulting Agreement, the Company pays Fenway Resources a quarterly consulting fee of $12,500 plus all out-of -pocket expenses incurred by Fenway Resources. For the fiscal year ended January 25, 2003, the Company paid Fenway Resources consulting fees of approximately $0.04 million and reimbursed Fenway Resources an immaterial amount for out-of-pocket expenses.

Fenway Partners, Inc., an affiliate of Fenway (“Fenway Partners”), provides management services to Holdings and the Company pursuant to an amended and restated management agreement (the “Management Agreement”) among Holdings, the Company and Fenway Partners. Pursuant to the Management Agreement, Fenway Partners provides Holdings and the Company with general management, advisory and consulting services with respect to the Company’s business and with respect to such other matters as the Company may reasonably request from time to time, including, without limitation, strategic planning, financial planning, business acquisition and general business development services. The Company paid management fees of approximately $0.3 million in each of the fiscal years ended January 25, 2003, January 26, 2002 and January 27, 2001, for management and other advisory services. In addition, the Company has reimbursed Fenway Partners for certain related expenses incurred in connection with rendering such services in an amount equal to approximately $0.06 million, $0.1 million and $0.1 million for the fiscal years ended January 25, 2003, January 26, 2002 and January 27, 2001, respectively.

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

On October 1, 2002, the Company and Holdings entered into a promissory note permitting Holdings to borrow up to $4.8 million for purposes of repurchasing Holdings’ Discount Notes. The promissory note bears interest at 14.0% and matures on October 1, 2009. Holdings borrowed approximately $1.04 million from the Company under the promissory note on October 11, 2002 to fund its repurchase of $6.801 million in face value of its Discount Notes. In addition, Holdings borrowed approximately $0.62 million from the Company under the promissory note on November 27, 2002 to fund its repurchase of $3.057 million in face value of its Discount Notes.

On May 23, 2002, the Company purchased 25.08 shares of Iron Age Holdings Corporation’s Series B non voting, cumulative, redeemable preferred stock with a par value of $.01 per share (the “Holdings Series B Preferred Stock”) from certain officers of the Company, in exchange for the unpaid balance of principal and accrued interest of their outstanding Term Promissory Notes in the amount of approximately $0.14 million. Following the purchase, these officers held 22.67 shares of Holdings Series B Preferred Stock. The Company recorded $0.13 million as stock-based compensation for the year ended January 25, 2003.

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
IRON AGE CORPORATION
January 25, 2003

COL. A	COL. B	COL. C		COL. D		COL. E

		Additions

			Charged to
	Balance at	Charged to	Other
	Beginning of	Costs and	Accounts–	Deductions–		Balance at End
Descriptions	Period	Expenses	Describe	Describe		Of Period

Year ended January 25, 2003:

Deducted from assets accounts:

Allowance for doubtful accounts	$431,000	$331,000	–	$267,000	(1)	$495,000

Year ended January 26, 2002:

Deducted from assets accounts:

Allowance for doubtful accounts	$612,000	$418,000	–	$599,000	(1)	$431,000

Year ended January 27, 2001:

Deducted from assets accounts:

Allowance for doubtful accounts	$444,000	$565,000	–	$397,000	(1)	$612,000

     (1)  Uncollectible accounts written off, net of recoveries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Part III

Item 10. Directors and Executive Officers of the Registrant.

     The following table sets forth certain information regarding the Company’s directors and executive officers, including their respective ages, as of May 12, 2003.

Name	Age	Position

William J. Mills	43	Chief Executive Officer, President and Director

Bart R. Huchel	47	Vice President-Finance, Chief Financial Officer, Treasurer and Assistant Secretary

Richard A. Kusmer	50	Executive Vice President, Sales and Marketing

Sean M. Cumbie	43	Executive Vice President, Operations

Dale F. Morrison	54	Chairman and Director

Andrea Geisser	60	Director

John Q. Anderson	51	Director

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

     Bart R. Huchel is Vice President-Finance, Chief Financial Officer and Treasurer of the Company. Mr. Huchel is responsible for all financial matters, including Accounting, Treasury, Taxes and Investor Relations. Prior to August 2001, he was the Chief Financial Officer of HVL, Inc., a manufacturer and distributor of dietary supplements. From October 1995 to January 1999, he was Vice President-Corporate Development for Centimark Corporation, a national roofing contracor, where he directed acquisition, financing and planning activities. Prior to October 1995, he was a senior manager in Ernst &Young, LLP’s business valuation practice. Prior to 1994, he held various financial management positions with Westinghouse Credit Corporation, Allegheny International and Texas Instruments.

     Richard A. Kusmer became Executive Vice President, Sales and Marketing of the Company in November 2002. Prior to joining Iron Age, Mr. Kusmer was Vice President, General Manager of Fisher Safety, a division of Fisher Scientific from 2000 to 2001. Mr. Kusmer also was Vice President, Sales and Marketing, Americas for the automotive group of Allied Signal from 1997 to 2000 and Vice President-Northeast Account Group for Coca Cola USA from 1989 to 1997. Mr Kusmer has also held various other general management, sales and marketing positions within the consumer environment industry during his 27 year career.

     Sean M. Cumbie became Executive Vice President, Operations of the Company in September 2002. Mr. Cumbie is responsible for Store Operations, Purchasing, Distribution, Transportation, Customer Service, Information Technology and Facilities. Prior to joining the Company, Mr. Cumbie was Executive Vice President of Operations of Fatbrain.com, a division of Barnes & Noble.com from October 1998 to May 2002. From October 1996 to September 1998, Mr. Cumbie owned Cumbie and Associates, Inc., a logistics management consulting firm. From January 1993 to November 1996, Mr. Cumbie served as Vice President of Logistics for West Marine, Inc., a retailer of recreational boating supplies and apparel.

     Dale F. Morrison became Chairman and a director of the Company in June 2002. Mr. Morrison is Chief Executive Officer of Fenway Partners Resources, Inc. Prior to joining Fenway Partners Resources, Inc., from 2000 to 2001, Mr. Morrison was Chief Executive Officer of Ci4net, a technology equity holding company. From 1995 to 2000, Mr. Morrison was with Campbell Soup Company and served as President, Chief Executive Officer and a director from 1997 to 2000. Mr. Morrison currently serves as a director of several companies, including Aurora Foods, Inc. and Simmons Company.

     Andrea Geisser became a director of the Company in 1997. Mr. Geisser has been a Managing Director of Fenway Partners since its formation in 1994. From February 1989 to June 1994, Mr. Geisser was a Managing Director of Butler Capital Corporation. From 1986 to 1989, Mr. Geisser served as a Managing Director of Onex Investment Corporation, the largest Canadian leveraged buyout company. Mr. Geisser currently serves as a director of Aurora Foods, Inc., DCI Holdings, Inc. and Harry Winston, Inc.

     John Q. Anderson became a director of the Company in 2001. Mr. Anderson is Chairman of Big Wheel Partners, Inc., an affiliate of Fenway Partners, investing in transportation and logistics companies. From May 1996 to October 1999, he served as Executive Vice-President of CSX Transportation. Prior to that, he was with BNSF and served as a senior executive in charge of sales and marketing with additional responsibilities for field operations. Prior to that, Mr. Anderson was with McKinsey & Company. Mr. Anderson is a director of Transport Industries, L.P. and elogex, Inc.

     All directors are elected and serve until a successor is duly elected and qualified or until the earlier of his death, resignation or removal. There are no family relationships between any of the directors or executive officers of the Company. The executive officers of the Company are elected by and serve at the discretion of the Board of Directors.

Item 11. Executive Compensation.

     The following table sets forth information concerning the compensation earned in fiscal 2001, 2002 and 2003 by Mr. Mills, the Company’s Chief Executive Officer, and each of the two other most highly compensated executive officers of the Company (collectively, the “Named Executive Officers”). The current compensation arrangements, if any, for these officers are described in “Employment Agreements”.

Summary Compensation Table

		Annual Compensation

				All Other
Name and Position	Year (1)	Salary ($)	Bonus($)(2)	Compensation($)

William J. Mills	2001	217,253	51,600	13,237	(3)
President and Chief Executive Officer	2002	211,087	39,070	11,303	(4)
	2003	229,744	—	6,300	(5)

Bart R. Huchel	2002	57,732	—	90	(6)
Vice President/Finance, Chief Financial Officer, Treasurer and Assistant Secretary	2003	128,172	—	360	(7)

Keith A. McDonough	2001	140,628	34,400	11,032	(8)
Formerly Executive Vice President	2002	137,689	26,659	8,037	(9)
and Chief Operating Officer	2003	134,750	—	4,771	(10)

(1)	2001: Fiscal year ended January 27, 2001. 2002: Fiscal year ended January 26, 2002. 2003: Fiscal year ended January 25, 2003.

(2)	Bonuses earned in fiscal 2000 were paid in fiscal 2001. Bonuses earned in fiscal 2001 were paid in fiscal 2002. No bonuses were earned in fiscal 2002 or 2003.

(3)	Includes Iron Age allocations of $7,210 under defined contribution plan for the Plan Year ended December 31, 2000 and group life insurance premiums of $300 paid by Iron Age during the Plan Year ended December 31, 2000.

(4)	Includes Iron Age allocations of $5,100 under defined contribution plan for the Plan Year ended December 31, 2001 and group life insurance premiums of $300 paid by Iron Age during the Plan Year ended December 31, 2001.

(5)	Includes Iron Age allocations of $6,000 under defined contribution plan for the Plan Year ended December 31, 2002 and group life insurance premiums of $300 paid by Iron Age during the Plan Year ended December 31, 2002.

(6)	Represents group life insurance premiums of $90 paid by Iron Age during the Plan Year ended December 31, 2001.

(7)	Represents group life insurance premiums of $360 paid by Iron Age during the Plan Year ended December 31, 2002.

(8)	Includes Iron Age allocations of $7,210 under defined contribution plan for the Plan Year ended December 31, 2000 and group life insurance premiums of $275 paid by Iron Age during the Plan Year ended December 31, 2000

(9)	Includes Iron Age allocations of $4,950 under defined contribution plan for the Plan Year ended December 31, 2001 and group life insurance premiums of $300 paid by Iron Age during the Plan year ended December 31, 2001.

(10)	Represents Iron Age allocations of $4,471 under defined contribution plan for the Plan Year ended December 31, 2002 and group life insurance premiums of $300 paid by Iron Age during the Plan Year ended December 31, 2002.

Aggregated Fiscal Year-End Option Values

     The following table sets forth information concerning the value of unexercised stock options granted under Holdings’ 1997 Stock Option plan (“the Option Plan”) at the end of fiscal 2003 for the Named Executive Officers.

Aggregated Fiscal Year-End Option Values

	Number of Securities	Value of Unexercised
	Underlying Unexercised	In-the-Money Options
	Options at	at Fiscal Year
	Fiscal Year End(#)(1)	End($)(2)

	Exercisable/	Exercisable/
Name	Unexercisable	Unexercisable

William J. Mills

Series A	2,194.43/0	327,321/0

Series B—Basic B	248/177	0/0

Series B—Extra B	0/600	0/0

Keith A. McDonough

Series A	2,194.42/0	327,321/0

Series B—Basic B	227/158	0/0

Series B—Extra B	0/600	0/0

(1)  Options to acquire common stock of Holdings.
(2)  Value based on assumed value at January 25, 2003 of $185.52 per share.

Long-Term Incentive Plan Awards

     The Iron Age Corporation 2002 Management Incentive Plan (“Incentive Plan”) provides awards in the form of Class A and Class B Units to directors and members of management based upon the net proceeds (“Net Proceeds”) arising out of a sale of substantially all the assets of Iron Age, all the stock of Iron Age or at least 50% of the stock of Holdings in a single transaction or a series of transactions (collectively a “Liquidity Event”). Net Proceeds are defined as all the proceeds of a Liquidity Event, minus all debt of Holdings, Iron Age and all subsidiaries, minus the Preferred Stock initial share value, minus all transaction costs and fees and minus the value of any additional securities, if any, which may be issued by Holdings in the future and any accrued and unpaid dividends thereon. All awards are paid in cash following a Liquidity Event.

     The aggregate number of Class A Units that may be granted under the Incentive Plan is 100 and the aggregate number of Class B Units is 200. The value of a Class A Unit is 1% of the lesser of 10% of Net Proceeds or $2,000,000 times the vested percentage. The value of a Class B Unit is .5% of the lesser of (i) 5% of Net Proceeds minus $2,000,000 or (ii) the Preferred Stock initial share value and the value of any additional securities, if any, plus accrued and unpaid dividends thereon, and plus $18,000,000 times the vested percentage.

     Class A and Class B Units vested ratably over three years of participation beginning on the later of February 1, 2003 or the second anniversary of employment.

     On December 20, 2002, Iron Age awarded 100 Class A Units and 186.66 Class B Units to certain management employees and directors.

     The following table sets forth information concerning Management Incentive awards made in fiscal 2003 for the applicable Named Executive Officers.

			Estimated Future
			Payouts under
			Non-Stock
			Price-Based Plans
Name	No. of Class A Units	No. of Class B Units	Maximum ($)(1)

William J. Mills	32	32	640,000

Bart R. Huchel	12	12	240,000

(1)	It is only possible to estimate the maximum future value of Class A Units because of the $2 Million ceiling. It is not possible to estimate the maximum value of Class B Units because all calculations require a Liquidity Event to occur at some future unknown date.

Compensation of Directors

     The Company pays no compensation to its independent directors and pays no additional remuneration to its employees or to executives of the Company for serving as directors except for certain options provided to Mr. Anderson, under the Option Plan of Holdings, certain awards granted to Mr. Morrison under the Incentive Plan and a $3,750 per meeting fee paid to Mr. Anderson. On October 12, 2001, Mr. Anderson was granted 685 Series B Options at an exercise price of $185.52 per share. One half of these Series B Options vest ratably over the years ended in 2002 and 2003 and one half are subject to certain vesting restrictions based upon performance. On December 20, 2002, Mr. Morrison was granted 12 Class A Units and 12 Class B Units under the Incentive Plan. One third of these Units vest ratably each February 1 of 2003, 2004 and 2005.

Employment Agreements

     Mr. Mills is currently employed by the Company pursuant to an amended and restated agreement dated August 1, 2002. Under this amended and restated agreement, which is extended from year to year in the absence of a notice of non-renewal given at least 90 days prior to end of each fiscal year, Mr. Mills receives an annual salary of $240,000, subject to annual increases, and is eligible for a bonus of not less than $120,000 based upon the Company’s achievement of EBITDA targets. If Mr. Mills is terminated other than for cause or resigns voluntarily for good reason, he is entitled to receive continued salary for 18 months and continued coverage under group health plans for one year following his termination or resignation.

     Mr. McDonough prior to his resignation on December 31, 2002 was employed by the Company pursuant to an agreement dated November 20, 1995 and as amended on May 28, 2002. Under this amended agreement, he is entitled to receive continued salary for 18 months and continued coverage under group health plans for one year following December 31, 2002. In lieu of further salary continuation, Mr. McDonough is entitled to a lump-sum cash payment equal to six months salary if he accepts full time employment with another employer on or before June 30, 2003.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of Holdings (the “Committee”) was formed on September 15, 1988 to function as an oversight board of the Company. Membership as of January 25, 2003 consisted of Messrs. Anderson and Geisser.

     Concurrent with the formation of the Committee on September 15, 1998, the Audit Committee was formed. Membership as of January 25, 2003 consists of Messrs. Anderson, Geisser, and LaFollette.

Compensation Committee Report on Executive Compensation

     The Committee is responsible for the general compensation policies of the Company, and in particular is responsible for setting and administering the policies that govern executive compensation. The Committee evaluates the performance of management and determines the compensation levels for the Chief Executive Officer (the “CEO”) and the executive officers of the Company. The CEO determines compensation levels for all other executive officers subject to the informal approval of the Committee.

     The objective of the Committee is to establish policies and programs to attract and retain key executives, and to reward performance by these executives which benefit the Company. The primary elements of executive compensation are base salary, annual cash bonus and Incentive Plan awards. The salary is based on factors such as the individual executive officer’s level of responsibility, and comparison to similar positions in the Company and in comparable companies. The annual cash bonuses are currently based on the Company’s performance measured against attainment of financial objectives. Incentive Plan awards are intended to align the executive officer’s interests with those of the Company and its stockholders in promoting a merger or sale of the Company or Holdings, and are determined based on the executive officer’s level of responsibility and contributions toward achieving the objectives of the Company and its stockholders. Further information on each of these compensation elements follows.

SALARIES

Base salaries are adjusted annually, following a review by the CEO. In the course of the review, performance of the individual with respect to specific objectives is evaluated, as are any increases in responsibility and salaries for similar positions. The specific objectives for each executive officer are set by the CEO, and will vary for each executive position and for each year. Because the focus of the review is individual achievement, performance of the Company does not weigh heavily in the result. When all reviews are completed, the CEO makes a recommendation to the Committee for their review and final approval.

     With respect to the CEO, his employment agreement fixes his base salary, but the Committee reviews and assesses of his performance and its expectations as to his future contributions. The Committee’s review takes place annually.

ANNUAL CASH BONUSES

     Certain of the Company’s employees, including the CEO (pursuant to his employment agreement), are eligible to receive annual cash bonuses based upon the financial performance of the Company.

LONG-TERM INCENTIVE PLAN AWARDS

The Company adopted the Incentive Plan to provide long-term incentives to our executive employees by granting them awards tied to a potential merger or sale of Holdings or the Company. These Incentive Plan awards are intended to provide an incentive to create value in Holdings and the Company, and to align their interest with Holdings and its stockholders in consummating a merger or sale transaction. In making grants, the Committee takes into account the total number of units available for grant, prior grants outstanding, and estimated requirements for future grants. Individual awards take into account the executive officer’s contributions to the Company, scope of responsibilities, strategies and operational goals. In determining unit grants for the CEO, the Committee weighs all of the above factors, but also recognizes the CEO’s critical role in developing strategies for Holdings and the Company in consummating a merger or sale transaction.

OTHER BENEFITS

     Periodically, the Committee assesses the other benefits provided to Executive Officers of the Company, including annual contributions to its defined contribution pension plan.

     The Committee continually reviews the Company’s compensation programs to ensure the overall package is competitive, balanced, and that proper incentives and rewards are provided.

Compensation Committee:

John Q. Anderson
Andrea Geisser

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table shows, as of January 25, 2003, the number of shares of common stock of Holdings that could be issued upon exercise of outstanding options, the weighted average exercise price of the outstanding options and the remaining shares available for future issuance inder the Option Plan approved by the shareholders of Holdings.

Equity Compensation Plan Information

Number of securities
remaining available
for
	Number of		future issuance
	securities to be	Weighted-	under equity
	issued upon	average exercise	compensation
	exercise of	price of	plans (excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
	and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders

Series A	10,794	$36	367

Series B Basic-B	2,316	$250	636

Series B Extra-B	2,449	$186	610

Equity compensation plans not approved by shareholders	—	—	—

Total	15,559	$92	1,613

     All of the Company’s issued and outstanding capital stock is owned by Holdings. As of May 12, 2003, the outstanding capital stock of Holdings consisted of 99,991.94 shares of common stock, par value $0.01 per share, 999.13 shares of Holdings Series B Preferred Stock, par value $0.01 per share and 1,000 shares of Holdings Series C Preferred Stock, par value $0.01 per share.

     The following table sets forth certain information as of May 12, 2003 regarding the beneficial ownership of (i) each class of voting securities of Holdings by each person known to Holdings to own more than 5% of any class of outstanding voting securities of Holdings and (ii) the equity securities of Holdings by each director of the Company, each executive officer of the Company, and the directors and executive officers of the Company as a group. To the knowledge of the Company, each such stockholder has sole voting and investment power as to the shares owned unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.

	Shares Beneficially Owned(1)
	Common Stock		Series B Preferred Stock		Series C Preferred Stock

	Number of	Percentage of	Number of	Percentage of	Number of	Percentage of
Name and Address	Shares	Class	Shares	Class	Shares	Class

Principal Stockholders:

Fenway Entities(2)	88,431.57	88.44%	949.88	94.99%	1,000	100%
152 West 57th Street New York, New York 10019

New York Life Insurance Company(3)	11,187.21	10.69	—	—	—	—
51 Madison Avenue New York, NY 10010

American Home Assurance Company(4)	5,593.61	5.47	—	—	—	—
c/o AIG Global Investment Co. 200 Liberty Street New York, NY 10281

Directors and Executive Officers:

William J Mills(5)	2,442.43	2.38	7.34	*	—	—

Bart R. Huchel	—	—	—	—	—	—

Richard A Kusmer	—	—	—	—	—	—

Sean M Cumbie	—	—	—	—	—	—

Keith A. McDonough(6)	2,421.42	2.36	4.90	*	—	—

Bart R. Huchel	—	—	—	—	—	—

Andrea Geisser(7)	—	—	—	—	—	—

John Q. Anderson(8)	342.00	*	—	—	—	—

Dale F. Morrison(9)	—	—	—	—	—	—

All directors and executive officers as a group, including the above named persons	5,205.85	4.95%	12.24	1.21%	—	—

*	Less than one percent.

(1)	As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of a security, or the sole shared power to dispose, or direct the disposition, of a security and includes options and warrants exercisable within 60 days.

(2)	Includes (a) 85,968.12 shares of common stock held by Fenway, (b) 2,463.45 shares of common stock held by its affiliated entities, FPIP, LLC and FPIP Trust, LLC, (c) 921.52 shares of Holdings Series B Preferred Stock held by Fenway, (d) 28.36 shares of Holdings Series B Preferred Stock held by its affiliated entities, FPIP, LLC and FPIP Trust, LLC, and (e) 1,000 shares of Holdings Series C Preferred Stock held by Fenway II, an affiliate of Fenway.

(3)	Includes 4,641.66 shares of common stock subject to acquisition from Holdings at a purchase price of $185.52 per share pursuant to a warrant that expires on February 26, 2007.

(4)	Includes 2,320.83 shares of common stock subject to acquisition from Holdings at a purchase price of $185.52 per share pursuant to a warrant that expires on February 26, 2007.

(5)	Includes 2,194.43 shares of common stock that may be acquired upon the exercise of outstanding Series A Options at an exercise price of $36.36 per share, 165 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $363.60 per share and 83 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $185.52 per share pursuant to the Option Plan (as defined) of Holdings. See “Management Equity Arrangements.”

(6)	Includes 2,194.42 shares of common stock that may be acquired upon the exercise of outstanding Series A Options at an exercise price of $36.36 per share, 153 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $363.60 per share and 74 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $185.52 per share pursuant to the Option

Plan of Holdings. See “Management Equity Arrangements.”

(7)	Mr. Geisser is a limited partner of Fenway Partners, L.P., the general partner of Fenway. Accordingly, Mr. Geisser may be deemed to beneficially own shares owned by Fenway. Mr. Geisser is a member of Fenway Partners II, LLC, the general partner of Fenway II, and accordingly may be deemed to beneficially own shares owned by Fenway II. Mr. Geisser is a member of FPIP, LLC and FPIP Trust, LLC and, accordingly, may be deemed to beneficially own shares owned by such funds. Mr. Geisser disclaims beneficial ownership of any such shares in which he does not have pecuniary interests. The business address of Mr. Geisser is c/o Fenway Partners, Inc., 152 West 57thStreet, New York, New York 10019.

(8)	Represents 342 shares of common stock that may be acquired upon exercise of outstanding Series B Options at an exercise price of $185.52 per share pursuant to the Option Plan of Holdings. See “Management Equity Arrangements.” Mr. Anderson’s business address is c/o Big Wheel Partners, 4190 Belfort Road, Jacksonville, Florida 32216.

(9)	Mr. Morrison’s business address is c/o Fenway Partners Resources, Inc., 152 West 57thStreet, New York, New York 10019.

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

     On May 23, 2000, in connection with the February 7, 2000 Fenway purchase of Discount Notes (see Related Party Transactions), Fenway and Holdings, pursuant to a secutities purchase agreement agreed to sell 50.12 shares of Holdings Series B Preferred Stock to a group of officers, including Mr. Mills, and certain other management employees for an aggregate purchase price of approximately $0.26 million. One third of the purchase price was paid in cash and the remaining two-thirds was loaned by the Company to the officers and other management employees pursuant to non-recourse interest bearing notes which mature on May 22, 2003. Mr. Mills purchased 15.19 shares for a purchase price of approximately $0.08 million, of which approximately $0.05 million was borrowed from the Company. On May 23, 2002, Iron Age purchased 7.85 shares of Holdings Series B Preferred Stock from Mr. Mills, in exchange for the unpaid principal balance of approximately $0.04 million and accrued interest on his outstanding term promissory note (see Related Party Transactions).

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

Related Party Transactions

     Fenway Partners Resources, an affiliate of Fenway, provides consulting and advisory services to Holdings and Iron Age pursuant to a consulting agreement effective April 1, 2002, and as amended on December 20, 2002 (the “Consulting Agreement”) among Holdings, the Company and Fenway Partners Resources. Pursuant to the Consulting Agreement, Holdings and Iron Age pay Fenway Partners Resources a quarterly consulting fee of $12,500 plus all out-of -pocket expenses incurred by Fenway Partners Resources. For the fiscal year ended January 25, 2003, Holdings and Iron Age paid Fenway Partners Resources consulting fees of approximately $0.04 million and reimbursed Fenway Partners Resources an immaterial amount for out-of-pocket expenses.

     On October 1, 2002, Holdings and the Company entered into a promissory note permitting Holdings to borrow up to $4.8 million for purposes of repurchasing its Discount Notes. The promissory note bears interest at 14.0% and matures on October 1, 2009. Holdings borrowed approximately $1.04 million from the Company under the promissory note on October 11, 2002 to fund its repurchase of $6.801 million in face value of its Discount Notes. In addition, Holdings borrowed approximately $0.62 million from the Company under the promissory note on November 27, 2002 to fund its repurchase of $3.057 million in face value of its Discount Notes.

     On May 23, 2002, Iron Age purchased 25.08 shares of Holdings Series B Preferred Stock from certain officers and management employees of the Company, in exchange for the unpaid balance of principal and accrued interest of their outstanding Term Promissory Notes in the amount of approximately $0.14 million. Following the purchase, these officers and management employees held 21.40 shares of Holdings Series B Preferred Stock. Holdings recorded $0.13 million as stock-based compensation for the fiscal year ended January 25, 2003.

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

Item 14. Controls and Procedures.

     Within the 90 days prior to the date of filing this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its disclosure committee and management, including the President (Chief Executive Officer) and the Treasurer (Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based upon that evaluation, the President (Chief Executive Officer) and the Treasurer (Chief Financial Officer) concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements

     See Index to Financial Statements appearing at page 21.

(a)(2) Financial Statement Schedules

The following Financial Statement Schedule is included at page 53:

Schedule II – Valuation and Qualifying Accounts.

Information required by other schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibit Index

3.1(1)	Iron Age Certificate of Incorporation, as amended.

3.2(1)	Iron Age By-laws.

4.1(1)	Indenture dated as of April 24, 1998.

10.1(1)	Credit Agreement dated as of April 24, 1998.

10.2(1)	Security Agreement dated April 24, 1998.

10.3(1)	Intellectual Property Security Agreement dated April 24, 1998.

10.4(1)	Canadian Security Agreement dated April 24, 1998.

10.5(1)	Mortgage, Assignment of Leases and Rents, Fixture Filing, Security Agreement and Financing Statement dated February 26, 1997, as amended April 24, 1998.

10.6(1)	Intercompany Subordination agreement dated April 24, 1998.

10.7(1)	Subsidiary Guaranty dated April 24, 1998.

10.8(1)	Iron Age Trademark License Agreement with W.L Gore & Associates, Inc. dated August 15, 1994.

10.9(1)	Falcon Trademark License Agreement with W.L. Gore & Associates, Inc. dated July 25, 1994.

10.10(1)	Falcon Manufacturing Certification Agreement with W.L Gore & Associates, Inc. dated July 25, 1994. 10.11(1) General Services Administration Contract effective July 26, 1994, as modified May 24, 1995.

10.12(1)	Amended and Restated Management Agreement dated as of February 26, 1997.

10.13(1)	Stockholders Agreement dated as of February 26, 1997.

10.14(1)	Amendment No. 1 to Stockholders Agreement dated as of March 25, 1997.

10.15(1)	American Home Assurance Company Joinder to the Stockholders Agreement dated as of March 25, 1997.

10.16(1)	Banque Nationale de Paris Joinder to the Stockholders Agreement dated as of March 25, 1997.

10.17(1)	Stock Option Plan dated February 26, 1997.

10.18(1)	Securities Purchase Agreement dated February 26, 1997.

10.19(1)	Stock Purchase Agreement dated as of December 26, 1996. 10.20(1) Amendment No. 1 to the Stock Purchase Agreement dated as of February 26, 1997.

10.21(1)	Pittsburgh, Pennsylvania Lease Agreement dated March 1, 1993, as amended June 2, 1994, as amended June 12, 1996, as amended December 10, 1997.

10.22(1)	Jerusalem, New York Lease Agreement dated December 9, 1992, as amended January 1, 1994, as amended April 1997.

10.23(1)	Jerusalem, New York Lease Agreement dated June 20, 1997, as amended January 9, 1998.

10.24(1)	Lewiston, Maine Lease Agreement dated January 14, 1994.

10.25(1)	Lewiston, Maine Lease Agreement dated November 30, 1990, as amended June 8, 1994.

10.26(1)	Ontario, Canada Lease Agreement dated June 11, 1991, as amended November 23, 1995.

10.27(1)	Jensen Employment Agreement dated February 26, 1997.

10.28(1)	Mills Employment Agreement dated November 20, 1995.

10.29(1)	McDonough Employment Agreement dated November 20, 1995.

10.30(1)	Johanson Employment Agreement dated August 1, 1994.

10.31(1)	Johanson Non-Competition Agreement dated August 1, 1994.

10.32(2)	Taaffe Severance Agreement dated January 13, 1999.

10.33(2)	Taaffe Agreement and General Release dated January 13, 1999.

10.34(2)	Letter Waiver to Banque Nationale de Paris Credit Agreement dated August 28, 1998.

10.35(2)	Amendment No. 2 and Waiver to Banque Nationale de Paris Credit Agreement dated February 26, 1999.

10.36(2)	Election to reduce Acquisition Commitment of Banque Nationale de Paris Credit Agreement dated March 5, 1999

10.37(3)	Amendment No. 3 to Banque Nationale de Paris Credit Agreement dated June 23, 1999.

10.38(4)	Amendment No. 4 to Banque Nationale de Paris Credit Agreement dated March 17, 2000.

10.39(4)	Amendment No. 1 to Stock Option Plan dated April 8, 1999.

10.40(4)	Amendment No. 2 to Stock Option Plan dated January 29, 2000.

10.41(4)	Johanson Consulting Agreement dated February 1, 2000.

10.42(4)	Certificate of Designation, Preferences and Rights of the Series B Preferred Stock of Iron Age Holdings Corporation dated December 29, 1999.

10.43(5)	Amendment No. 5 to Banque Nationale de Paris Credit Agreement dated September 15, 2000.

10.44(6)	Certificate of Designation, Preferences and Rights of the Series C Preferred Stock of Iron Age Holdings Corporation dated December 29, 2000.

10.45(6)	Amendment No. 6 to Banque Nationale de Paris Credit Agreement dated April 24, 2001.

10.46(7)	Amendment No. 7 to Banque Nationale de Paris Credit Agreement dated December 10, 2001.

10.47(8)	Amendment to Mills Employment Agreement dated August 1, 2002.

10.48(8)	Amendment to McDonough Employment Agreement dated May 28, 2002.

10.49(8)	Morrison Consulting Agreement dated September 1, 2002.

10.50(8)	Letter Waiver to Banque Nationale de Paris Credit Agreement dated September 4, 2002.

10.51(9)	Promissory Note between Iron Age Holdings Corporation and Iron Age Corporation dated October 1, 2002.

10.52(10)	Loan and Security Agreement dated September 23, 2002.

10.53(10)	Mortgage, Assignment of Leases and Rents Security Agreement dated September 23, 2002.

10.54(10)	Holdings and Subsidiary Guaranty dated September 23, 2002.

10.55(10)	Guarantor Security Agreement dated September 23, 2002.

10.56(10)	Pledge and Security Agreement dated September 23, 2002.

10.57(10)	Patent Security Agreement dated September 23, 2002.

10.58(10)	Trademark Security Agreement dated September 23, 2002.

10.59(10)	Canadian Guarantee Agreement dated September 23, 2002

10.60(10)	Canadian Security Agreement dated September 23, 2002.

10.61(10)	Letter Agreement dated September 23, 2002.

10.62(10)	Contribution Agreement dated September 23, 2002.

10.63(10)	Intercompany Subordination Agreement dated September 23, 2002.

10.64(10)	Payoff Letter for Banque Nationale de Paris Credit Agreement dated September 23, 2002.

10.65	Iron Age 2002 Management Incentive Plan adopted December 20,2002.

10.66	Form Class A Unit Certificate under 2002 Management Incentive Plan.

10.67	Form Class B Unit Certificate under 2002 Management Incentive Plan.

10.68	Supplemental Indenture, dated as of January 25, 2003, among Iron Age, Iron Age Investment Company and JP Morgan Chase Bank, as trustee under the Senior Subordinated Note Indenture.

10.69	First Amendment to Loan and Security Agreement and Limited Waiver dated May 12, 2003.

10.70	Amendment to Morrison Consulting Agreement dated December 20, 2002.

21.1(1)	Subsidiaries of Holdings.

99.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by CFO pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the similarly numbered exhibit in the Company’s Registration Statement on Form S-4, No. 333-57009, filed June 17, 1998.

(2)	Incorporated by reference to the similarly numbered exhibit in the Company’s Annual Report on Form 10-K, filed April 30, 1999.

(3)	Incorporated by reference to the similarly numbered exhibit in the Company’s Quarterly Report on Form 10-Q, filed September 14, 1999.

(4)	Incorporated by reference to the similarly numbered exhibit in the Company’s Annual Report on Form 10K, filed April 18, 2000.

(5)	Incorporated by reference to the similarly numbered exhibit in the Company’s Quarterly Report on Form 10Q, filed December 11, 2000.

(6)	Incorporated by reference to the similarly numbered exhibit in the Company’s Annual Report on Form 10K, filed April 26, 2001.

(7)	Incorporated by reference to the similarly number exhibit in the Company’s Quarterly Report on Form 10Q, filed December 11, 2001.

(8)	Incorporated by reference to the similarly number exhibit in the Company’s Quarterly Report on Form 10Q, filed September 10, 2002.

(9)	Incorporated by reference to the similarly number exhibit in the Company’s Quarterly Report on Form 10Q, filed December 10, 2002.

(10)	Incorporated by reference to the similarly number exhibit in the Company’s Report on Form 8K, filed September 27, 2002.

(b)  Reports on Form 8-K.

     A report on Form 8-K was filed on September 27, 2002 to disclose the terms of the Bank Credit Facility that the Company completed on September 23, 2002, as discussed elsewhere in this Annual Report on Form 10K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iron Age Corporation

Dated: May 12, 2003	By: /S/ BART R. HUCHEL Vice President-Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/WILLIAM J. MILLS William J. Mills	Chief Executive Officer, President and Director (principal executive officer)	May 12, 2003

/S/BART R. HUCHEL Bart R. Huchel	Vice President-Finance, Chief Financial Officer and Treasurer (principal financial and accounting officer)	May 12, 2003

/S/DALE F. MORRISON	Chairman and Director	May 12, 2003

Dale F. Morrison

/S/JOHN Q. ANDERSON John Q. Anderson	Director	May 12, 2003

/S/ANDREA GEISSER Andrea Geisser	Director	May 12, 2003

CERTIFICATIONS

I, William J. Mills, certify that:

1.	I have reviewed this annual report on Form 10-K of Iron Age Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

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

/s/William J. Mills

William J. Mills Chief Executive Officer, President and Director

Dated: May 12, 2003

I, Bart R. Huchel, certify that:

1.	I have reviewed this annual report on Form 10-K of Iron Age Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Bart R. Huchel

Bart R. Huchel Vice President – Finance and Treasurer and Chief Financial Officer

Dated: May 12, 2003