Form 10-Q
period 2003-04-26
IRON AGE CORP
filed 2003-06-10
CIK 1061792

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  April 26, 2003
OR

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
Yes  [  ]            No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Not Applicable.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.
The following financial statements are presented herein:
Consolidated Balance Sheets as of April 26, 2003 and January 25, 2003
Consolidated Statements of Operations for the three months ended April 26, 2003 and April 27, 2002
Consolidated Statements of Cash Flows for the three months ended April 26, 2003 and April 27, 2002
Notes to Consolidated Financial Statements

Iron Age Corporation
Consolidated Balance Sheets

	April 26	January 25
	2003	2003

	(unaudited)
	(Dollars in Thousands)
Assets
Current assets:
Cash and cash equivalents	$248	$323
Accounts receivable, net	14,486	13,548
Inventories (Note 2)	33,114	31,671
Prepaid expenses	3,259	3,134
Deferred income taxes	775	713

Total current assets	51,882	49,389
Note receivable from parent	1,654	1,654
Property and equipment, net	12,687	12,681
Other noncurrent assets	172	170
Intangible assets, net	13,417	13,852

Total assets	$79,812	$77,746

Liabilities and stockholder’s deficit
Current liabilities:
Long-term debt and revolving credit facilities	$97,349	$97,908
Accounts payable	4,340	3,272
Accrued expenses	8,074	5,999

Total current liabilities	109,763	107,179
Other noncurrent liabilities	319	324
Deferred income taxes	4,195	4,205

Total liabilities	114,277	111,708
Commitments and contingencies	—	—
Holdings’ Series B redeemable preferred stock	10,601	10,100
Holdings’ Series C redeemable preferred stock	8,648	8,193
Stockholder’s deficit:
Common stock, $1 par value; 1,000 shares authorized, issued and outstanding	1	1
Additional paid-in capital	44,466	44,466
Accumulated deficit	(97,936)	(96,435)
Accumulated other comprehensive loss	(245)	(287)

Total stockholder’s deficit	(53,714)	(52,255)

Total liabilities and stockholder’s deficit	$79,812	$77,746

     See accompanying notes.

Iron Age Corporation
Consolidated Statements of Operations (Unaudited)

	Three months ended
	April 26	April 27
	2003	2002

	(Dollars in Thousands)
Net sales	$27,481	$27,576
Cost of sales	13,640	13,540

Gross profit	13,841	14,036
Selling, general and administrative	10,869	9,787
Depreciation	429	384
Amortization of intangible assets	556	544

Operating income	1,987	3,321
Interest expense	2,533	2,146

(Loss) income before income taxes	(546)	1,175
Income tax (benefit) expense	(1)	400

(Loss) income before cumulative effect of change in accounting principle	(545)	775
Cumulative effect of change in accounting principle, net of tax effect of $1,718 (Note 3)	—	(77,510)

Net loss	$(545)	$(76,735)

     See accompanying notes.

Iron Age Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Three months ended	Three months ended
	April 26	April 27
	2003	2002

	(Dollars in Thousands)
Operating activities
Net loss	$(545)	$(76,735)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	77,510
Depreciation and amortization	1,102	1,042
Amortization of deferred financing fees included in interest	186	135
Accrual of paid-in-kind interest	61	—
Provision for losses on accounts receivable	71	70
Deferred income taxes	(72)	(146)
Changes in operating assets and liabilities:
Accounts receivable	(1,009)	(869)
Inventories	(1,443)	(1,544)
Prepaid expenses	(125)	1,091
Other noncurrent assets	(14)	(36)
Accounts payable	1,068	1,080
Accrued expenses	2,075	1,847
Other noncurrent liabilities	(5)	(17)

Net cash provided by operating activities	1,350	3,428
Investing activities
Capitalization of internal use software costs	(76)	(123)
Purchases of property and equipment	(746)	(297)

Net cash used in investing activities	(822)	(420)
Financing activities
Borrowings under revolving credit agreement	25,748	2,350
Principal payments on debt	(26,726)	(5,776)
Payment of financing costs	(25)	(15)
Principal payments on capital leases, net	358	(49)

Net cash used in financing activities	(645)	(3,490)
Effect of exchange rate changes on cash and cash equivalents	42	77

Decrease in cash and cash equivalents	(75)	(405)
Cash and cash equivalents at beginning of period	323	615

Cash and cash equivalents at end of period	$248	$210

Supplemental schedule of noncash investing and financing activities
Dividends and accretion on redeemable preferred stock	$956	$808
Capital lease agreements for equipment	439	—

     See accompanying notes.

Iron Age Corporation
Notes to Consolidated
Financial Statements (Unaudited)

April 26, 2003
(Dollars in thousands)

1.	Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 26, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 2004. For further information, refer to Iron Age Corporation’s (“Iron Age” or the “Company”) consolidated financial statements and footnotes thereto for the fiscal year ended January 25, 2003.

Going Concern

The Company was not in compliance with the financial covenants under the Bank Credit Facility, including the Senior Debt Ratio and Fixed Charge Coverage Ratio (as defined in the Bank Credit Facility) for the first quarter ended April 26, 2003. In addition, based upon forecasted net income and cash flows, the Company determined that it would not likely be able to make the interest payment on the Senior Subordinated Notes that is due on November 1, 2003. As a result, during the first quarter, the Company requested that the senior lenders to the Bank Credit Facility amend the financial covenants for the first quarter and every other quarter of the year ending January 31, 2004 to a level that considering the Company’s operations and forecasts would make it probable that the Company would be in compliance with its Bank Credit Facility. On May 12, 2003, the Company and the senior lenders under the Bank Credit Facility entered into the First Amendment to Loan and Security Agreement and Limited Waiver (the “First Amendment”) to the Bank Credit Facility that allows the Company to continue to operate under the existing requirements of the Bank Credit Facility through June 25, 2003, with certain modifications relating to excess cash availability, and will allow the Company and the lenders under the Bank Credit Facility to continue to negotiate financial covenants for the year ending January 31, 2004. During the 45-day period of the First Amendment, the Company is required to maintain a defined level of excess cash availability. Under the terms of the First Amendment, the minimum level of excess cash availability was set at $3.0 million. On May 29, 2003 the senior lenders under the Bank Credit Facility reduced the minimum level of excess cash availability to $2.5 million. As of June 6, 2003, the Company’s cash availability was $3.9 million. As of June 10, 2003, the Company and the senior lenders have not finalized negotiations of an amendment to the Bank Credit

Facility with respect to the covenants of the second, third and fourth quarter for the year ending January 31, 2004. Should the Company and its senior lenders not be able to reach an agreement on an additional amendment to the Bank Credit Facility prior to the expiration of the First Amendment or not be able to obtain an additional waiver, the Company would be in default under the Bank Credit Facility and such default would also constitute an event of default under the terms of the Senior Subordinated Notes, which would have a material adverse impact on the Company’s reported financial position and results of its operations. As a result, all of the Company’s long-term debt continue to be classified as current liabilities. The Company’s ability to continue as a going concern is largely dependent on its ability to maintain its existing financing arrangements to operate the business.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, as discussed above, the Company was not in compliance with certain financial covenants under the Bank Credit Facility at the end of the first quarter of the year ending January 31, 2004. The Company plans to continue to negotiate with its senior lenders to amend the Bank Credit Facility by June 25, 2003 to amend the financial covenants to levels for the year ending January 31, 2004 that more closely correspond to the Company’s current operations.

Stock-Based Compensation

The Company accounts for its stock-based employee compensation plan using the intrinsic value method under Accounting Principles Board Opinion No. 25. Pro forma information regarding net income and earnings per share is required by SFAS No. 148, which also requires that the information be determined as if the Company has accounted for its employee stock options granted beginning in the fiscal year subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The Company’s pro forma information follows:

	Three Months ended
	April 26, 2003	April 27, 2002

	(In Thousands)
Net loss:
As reported	$(545)	$(76,735)
Less: Total stock-based compensation expense determined under fair value method, net of tax	(4)	(9)

Pro forma	$(549)	$(76,744)

2.	Inventories

	April 26	January 25
	2003	2003

Inventories consist of the following:
Finished products	$30,735	$29,625
Raw materials and work in process	2,333	1,940

	33,068	31,565
Add excess of current cost over LIFO inventory value	46	106

	$33,114	$31,671

3.	Intangible Assets

Effective January 27, 2002, the Company adopted Statement on Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the provisions of SFAS No. 142. While amortization of goodwill is no longer reflected in the Company’s financial statements, amortization related to certain of the Company’s other intangible assets will continue to be deductible for income tax purposes.

In connection with the adoption of SFAS No. 142, the Company tested its goodwill for impairment, which required an assessment of whether there is an indication that goodwill is impaired as of the date of adoption, January 27, 2002. The Company identified two reporting units, distribution and manufacturing, and determined the carrying value of those units as of the date of adoption. Only the distribution reporting unit had related goodwill. The Company assessed the fair value of the distribution reporting unit and compared it to the reporting unit’s carrying amount, as computed in Step 1 of the evaluation. The fair value of the distribution reporting unit in Step 1 of the evaluation was determined using a 5-year discounted cash flow model. Key assumptions included management’s estimates of future profitability, capital requirements, a discount rate of 14.6% and a terminal growth rate of 2%. Based upon the initial evaluation, Step 2 of the evaluation was required, as the distribution reporting unit had a carrying value in excess of its fair value. In conjunction with Step 2, the Company retained an independent valuation firm to prepare a valuation of the Company’s assets and liabilities. Step 2 requires the implied fair value of goodwill to be calculated by allocating the fair value of the reporting unit to its tangible and intangible net assets, other than goodwill. The remaining unallocated fair value represents the implied fair value of the goodwill. Management, using the independent valuation firm, determined that all of the Company’s goodwill was impaired at January 27, 2002. Accordingly, the Company recorded a goodwill impairment charge of $77.5 million, net of tax of $1.7 million, as a cumulative effect of change in accounting for goodwill, for the first quarter ended April 27, 2002. The goodwill impairment charge had no effect on cash, the ongoing operation of the Company, the covenants relating to the Bank Credit Facility or the indentures for the Senior Subordinated Notes.

Amortization for other intangible assets subject to amortization for the three month periods ended April 26, 2003 and April 27, 2002 was $0.6 million and $0.5 million. Estimated amortization expense for the fiscal year ending January 31, 2004 and the succeeding five fiscal years is $2.2 million.

4.	Comprehensive Loss

	Three Months Ended
	April 26	April 27
	2003	2002

Net loss	$(545)	$(76,735)
Foreign currency translation gain	42	77

Total comprehensive loss	$(503)	$(76,658)

5.	Financial Information for Subsidiary Guarantors

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

Iron Age Corporation
Summarized Financial Information
Balance Sheets

April 26, 2003
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$160	$18	$70	$—	$248
Accounts receivable, net	22,274	841	6,432	(15,061)	14,486
Inventories	28,546	—	4,772	(204)	33,114
Prepaid expenses	2,729	—	856	(326)	3,259
Deferred income taxes	—	—	104	671	775

TOTAL CURRENT ASSETS	53,709	859	12,234	(14,920)	51,882
Note receivable from parent	1,654	—	—	—	1,654
Property and equipment, net	10,683	—	2,004	—	12,687
Other noncurrent assets	31,590	52,520	4	(83,942)	172
Intangible assets, net	13,141	—	278	(2)	13,417

TOTAL ASSETS	$110,777	$53,379	$14,520	$(98,864)	$79,812

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Long-term debt and revolving credit facilities	$149,856	$—	$3,129	$(55,636)	$97,349
Accounts payable	3,638	—	702	—	4,340
Accrued expenses	6,896	13,132	3,444	(15,398)	8,074

TOTAL CURRENT LIABILITIES	160,390	13,132	7,275	(71,034)	109,763
Other noncurrent liabilities	319	—	—	—	319
Deferred income taxes	2,667	—	956	572	4,195

TOTAL LIABILITIES	163,376	13,132	8,231	(70,462)	114,277
Holdings’ Series B redeemable preferred stock	—	—	—	10,601	10,601
Holdings’ Series C redeemable preferred stock	—	—	—	8,648	8,648
TOTAL STOCKHOLDER’S (DEFICIT) EQUITY	(52,599)	40,247	6,289	(47,651)	(53,714)

TOTAL LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY	$110,777	$53,379	$14,520	$(98,864)	$79,812

Iron Age Corporation
Summarized Financial Information
Statements of Operations

For the three month period ended
April 26, 2003
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net sales	$25,366	$—	$5,658	$(3,543)	$27,481
Cost of sales	12,606	—	4,552	(3,518)	13,640
Selling, general and administrative	9,911	(45)	1,003	—	10,869
Depreciation	374	—	55	—	429
Amortization of intangible assets	546	—	10	—	556

OPERATING INCOME	1,929	45	38	(25)	1,987
Interest expense (income)	3,288	(753)	(2)	—	2,533

(LOSS) INCOME BEFORE INCOME TAXES	(1,359)	798	40	(25)	(546)
Income tax (benefit) expense	(329)	271	57	—	(1)

NET (LOSS) INCOME	$(1,030)	$527	$(17)	$(25)	$(545)

Iron Age Corporation
Summarized Financial Information
Condensed Statement of Cash Flows

For the three month period ended
April 26, 2003
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,405	$(7)	$(48)	$—	$1,350
CASH FLOWS USED IN INVESTING ACTIVITIES	(787)	—	(35)	—	(822)
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(641)	—	38	—	(603)

DECREASE IN CASH AND CASH EQUIVALENTS	$(23)	$(7)	$(45)	$—	$(75)

Iron Age Corporation
Summarized Financial Information
Balance Sheets

January 25, 2003
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$183	$25	$115	$—	$323
Accounts receivable, net	22,249	31	6,119	(14,851)	13,548
Inventories	27,679	—	4,171	(179)	31,671
Prepaid expenses	2,233	—	829	72	3,134
Deferred income taxes	—	—	99	614	713

TOTAL CURRENT ASSETS	52,344	56	11,333	(14,344)	49,389
Note receivable from parent	1,654	—	—	—	1,654
Property and equipment, net	10,554	—	2,127	—	12,681
Other noncurrent assets	31,586	52,520	6	(83,942)	170
Intangible assets, net	13,578	—	274		13,852

TOTAL ASSETS	$109,716	$52,576	$13,740	$(98,286)	$77,746

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Long-term debt and revolving credit facilities	$150,410	$—	$3,145	$(55,647)	$97,908
Accounts payable	2,788	1	483	—	3,272
Accrued expenses	5,019	12,855	2,918	(14,793)	5,999

TOTAL CURRENT LIABILITIES	158,217	12,856	6,546	(70,440)	107,179
Other noncurrent liabilities	324	—	—	—	324
Deferred income taxes	2,744	—	955	506	4,205

TOTAL LIABILITIES	161,285	12,856	7,501	(69,934)	111,708
Holdings’ Series B redeemable preferred stock	—	—	—	10,100	10,100
Holdings’ Series C redeemable preferred stock	—	—	—	8,193	8,193
TOTAL STOCKHOLDER’S (DEFICIT) EQUITY	(51,569)	39,720	6,239	(46,645)	(52,255)

TOTAL LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY	$109,716	$52,576	$13,740	$(98,286)	$77,746

Iron Age Corporation
Summarized Financial Information
Statements of Operations

For the three month period ended
April 27, 2002
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net sales	$25,515	$—	$5,404	$(3,343)	$27,576
Cost of sales	12,379	—	4,504	(3,343)	13,540
Selling, general and administrative	8,915	(37)	909	—	9,787
Depreciation	327	—	57	—	384
Amortization of intangible assets	528	—	16	—	544

OPERATING INCOME (LOSS)	3,366	37	(82)	—	3,321
Interest expense (income)	2,926	(784)	4	—	2,146

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	440	821	(86)	—	1,175
Income tax expense	72	279	49	—	400

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	368	542	(135)	—	775
Cumulative effect of change in Accounting principle, net of tax of $1.7 million	(76,772)	—	(738)	—	(77,510)

NET (LOSS) INCOME	$(76,404)	$542	$(873)	$—	$(76,735)

Iron Age Corporation
Summarized Financial Information
Condensed Statement of Cash Flows

For the year three month period
ended April 27, 2002
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$3,477	$(6)	$(43)	$—	$3,428
CASH FLOWS USED IN INVESTING ACTIVITIES	(339)	—	(81)	—	(420)
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,484)	—	71	—	(3,413)

DECREASE IN CASH AND CASH EQUIVALENTS	$(346)	$(6)	$(53)	$—	$(405)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussions should be read in conjunction with the accompanying Consolidated Financial Statements for the period ended April 26, 2003, and the Company’s audited consolidated financial statements and Annual Report on Form 10-K for the fiscal year ended January 25, 2003.

Results of Operations

Three Months ended April 26, 2003 compared to
Three Months ended April 27, 2002

Net Sales for the three months ended April 26, 2003 (“first quarter 2004”) were $27.5 million compared to $27.6 million for the comparable three month period ended April 27, 2002 (“first quarter 2003”), a decrease of $0.1 million, or 0.4%. The decrease in net sales was primarily attributable to (a) a decrease of $0.3 million in the Company’s industrial direct mail order business line, due to the continued softness in the general economic environment and (b) a decrease in the Company’s consumer direct mail order business line of $0.2 million, or 13.4%, related to the general condition of the economy. The decrease in net sales was partially offset by an increase of $0.3 million, or 18.4%, in the Company’s international retail business line, from customers who purchase from the Company’s retail stores and shoemobiles, reflecting an improvement in the general economic environment in the international market, primarily Canada. Net sales in the Company’s domestic retail business line (retail stores and shoemobiles) in first quarter 2004 were comparable to sales for first quarter 2003.

Gross Profit was $13.8 million for first quarter 2004 and $14.0 million for first quarter 2003, a decrease of $0.2 million, or 1.4%. The decrease in gross profit was related to decreased net sales as discussed above. As a percentage of net sales, gross profit for first quarter 2004 decreased to 50.4%, a decrease of 0.5% from first quarter 2003. Gross profit percentage decreased in the Company’s primary footwear distribution business line by 1.1% for first quarter 2004, due primarily to general changes in product mix and the impact of competitive pricing strategies. The decrease in gross profit percentage was partially offset by a 1.9% increase in gross profit percentage in the Company’s manufacturing subsidiary.

Selling, General and Administrative Expenses was $10.9 million for first quarter 2004 and $9.8 million for first quarter 2003, an increase of $1.1 million, or 11.2%. The increase in selling, general and administrative expenses was primarily related to the effect of employee related cost increases, including salaries and wages, increases in insurance costs related to more expensive insurance markets, increases in operating costs related to the shoemobiles, including fuel increases, and increases in professional fees relating to legal, accounting and consulting services.

Operating Income for first quarter 2004 was $2.0 million, or 7.3% of net sales, compared to $3.3 million, or 12.0% of net sales, for first quarter 2003. The decrease in operating income was primarily related to the increase in selling, general and administrative expenses as discussed above.

Interest Expense for first quarter 2004 was $2.5 million compared to $2.1 million for first quarter 2003, an increase of $0.4 million, or 19.1%. Interest expense for first quarter 2004 primarily increased due to the effect of higher interest rates relating to the Bank Credit Facility.

Income Tax Expense for first quarter 2004 was an immaterial income tax benefit compared to an income tax expense of $0.4 million for first quarter 2003.

At April 26, 2003, the Company had available foreign, state and federal net operating loss carryforwards of approximately $1.0 million, $16.3 million and $0.4 million, respectively, which expire in various years through 2023.

Cumulative Effect of Change in Accounting Principle was $77.5 million, net of tax of $1.7 million, for first quarter 2003. On January 27, 2002, the Company adopted SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. In connection with the adoption of SFAS No. 142, the Company tested its goodwill for impairment, which required an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. Management, using an independent valuation firm, determined that all of the Company’s goodwill was impaired at January 27, 2002. The Company recorded the goodwill impairment charge as a cumulative effect of change in accounting for goodwill.

Liquidity and Capital Resources

Contractual Obligations and Commercial Commitments

	Payments Due by Period
	(Thousands of Dollars)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Contractual Obligations:
Long-Term Debt	$95,974	$95,974	$—	$—	$—
Capital Lease Obligations	1,375	1,375	—	—	—
Operating Leases	5,077	2,609	2,418	50	—
Unconditional Purchase Obligations	14,153	14,153	—	—	—
Other Long-Term Obligations	—	—	—	—	—
Total Contractual Cash Obligations	$116,579	$114,111	$2,418	$50	$—

	Amount of Commitment Expiration Per Period
	(Thousands of Dollars)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Other Commercial Commitments:
Lines of Credit	$2,000	$2,000	$—	$—	$—
Guarantees	—	—	—	—	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	—	—	—	—	—
Total Commercial Commitments	$2,000	$2,000	$—	$—	$—

Sources and Uses of Cash

The Company’s primary cash needs are working capital, capital expenditures and debt service. The Company has financed cash requirements primarily through internally generated cash flow and funds borrowed under credit facilities.

Net cash provided by operating activities was $1.4 million for first quarter 2004, a decrease of $2.0 million as compared to net cash provided by operating activities of $3.4 million for first quarter 2003. The decrease in cash provided by operating activities in first quarter 2004 from first quarter 2003 is primarily the result of the general decline in the Company’s results of operations.

The Company’s investing activities for first quarter 2004 consisted of capital expenditures of approximately $0.7 million for improvements in retail stores, shoemobiles and equipment and approximately $0.1 million for the acquisition of software for internal use. The Company’s investing activities for first quarter 2003 consisted of capital expenditures of approximately $0.3 million for improvements in retail stores, shoemobiles and equipment and approximately $0.1 million for the acquisition of software for internal use.

The Company used approximately $0.6 million for financing activities for first quarter 2004, which primarily consisted of payments related to the Bank Credit Facility, including the scheduled principal payment of approximately $0.2 million on Term Loan A and Term Loan B. The Company used approximately $3.5 million for financing activities for first quarter 2003, which primarily consisted of payments related to the previous bank credit facility, including the scheduled principal payment of approximately $1.5 million on the previous term loan.

The Company’s total working capital as of April 26, 2003 was a deficit of $57.9 million. At January 25, 2003, working capital was a deficit of $57.8 million. The deficit was related to the reclassification of all of the Company’s long-term debt.

Cash flow from operations for first quarter 2004 was sufficient to cover debt service requirements under the Bank Credit Facility. The Company’s ability to make scheduled payments of principal, or to pay the interest or premium (if any) on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings by the Company under the Bank Credit Facility, will not be adequate to meet the Company’s anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on its indebtedness through fiscal 2004. The terms of the Bank Credit Facility are currently being negotiated. As a result, there can be no assurance that the Company’s business will generate sufficient cash flow from operations or that future borrowing will be available under the Bank Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Senior Subordinated Notes, or to make capital expenditures.

As of April 26, 2003, the Company’s debt consists of the Senior Subordinated Notes, the Bank Credit Facility and certain other debt. The Bank Credit Facility consists of a $38.0 million revolving credit facility (the “Revolving Credit Facility”), including a $2.0 million letter of credit subfacility, and two term loans: Term Loan A of up to an aggregate $1.0 million and Term Loan B of up to an aggregate of $3.0 million. In addition, the Bank Credit Facility includes a third term loan, Term Loan C, of up to an aggregate of $12.0 million. The Company’s other debt of $1.4 million consists of capital leases. As of April 26, 2003, approximately $15.4 million of the Revolving Credit Facility was outstanding. In addition, outstanding balances as of April 26, 2003, for Term Loan A, Term Loan B and Term Loan C were approximately $0.9 million, $2.6 million and $12.1 million, respectively. The Company had borrowing availability of approximately $7.3 million under the Revolving Credit Facility as of April 26, 2003, taking into account events of default in existence on April 26, 2003 that were waived by the senior lenders under the Bank Credit Facility on May 12, 2003. Term Loan A and Term Loan B mature in monthly installments from October 2002 until final payment in September 2007. The Revolving Credit Facility and Term Loan C will mature in September 2007 and have no scheduled interim principal payments.

The Senior Subordinated Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by each Domestic Restricted Subsidiary that is a Material Subsidiary (as such terms are defined in the indenture for the Senior Subordinated Notes (the “Senior Subordinated Notes Indenture”)) (whether currently existing, newly acquired or created). Each such subsidiary guaranty (a “Subsidiary Guaranty”) will provide that the subsidiary guarantor, as primary obligor and not merely as surety, will irrevocably and unconditionally guarantee on an unsecured, senior subordinated basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of the Company under the Senior Subordinated Notes Indenture and the Senior Subordinated Notes, whether for payment of principal or of interest on the Senior Subordinated Notes, expenses, indemnification or otherwise. As of January 25, 2003, Iron Age Investment Company, one of the Company’s Domestic Restricted Subsidiaries became a Material Subsidiary, and therefore was required to provide a Subsidiary Guaranty with respect to the Senior Subordinated Notes. As of April 26, 2003, none of Iron Age’s other Domestic Restricted Subsidiaries became a Material Subsidiary and were not required to provide a Subsidiary Guaranty with respect to the Senior Subordinated Notes.

Long-term debt

On September 23, 2002, Holdings, the Company and Falcon, entered into the Bank Credit Facility with a financial institution and another lender. The Bank Credit Facility consists of the Revolving Credit Facility, including a $2.0 million letter of credit subfacility, and two term loans: Term Loan A of up to an aggregate of $1.0 million and Term loan B of up to an aggregate of $3.0 million. In addition, the Bank Credit Facility includes a third term loan, Term Loan C, of up to an aggregate of $12.0 million. Availability under the Bank Credit Facility is governed by a borrowing base determined by advance rates against the inventory and accounts receivable of the Company and Falcon.

The Revolving Credit Facility and the Term Loan C are due in full on September 23, 2007. The outstanding balances of the Term Loan A and the Term Loan B are due in installments through September 23, 2007. Term Loan A, Term Loan B and the Revolving Credit Facility bear interest at either the prime rate or LIBOR, at the option of Holdings, plus an applicable margin. As of April 26, 2003, outstanding borrowings on the Revolving Credit Facility at prime rate plus a margin of 1.50% and LIBOR plus a margin of 3.75% are approximately $1.9 million and $13.5 million, respectively. As of April 26, 2003, borrowings of approximately $0.9 million for Term Loan A are at prime rate plus a margin of 1.50%. As of April 26, 2003, borrowings on Term Loan B at prime rate plus a margin of 3.25% and LIBOR plus a margin of 5.50% are approximately $0.1 million and $2.5 million, respectively. The interest rate for Term Loan C is 13.25%, including 2.00% paid-in-kind. As of April 26, 2003, outstanding borrowings for Term Loan C, including paid-in-kind interest, approximate $12.1 million. The Company pays a 0.375% commitment fee on the undrawn amounts of the Revolving Credit Facility. The Company pays a 2.00% letter of credit fee on any outstanding Letters of Credit.

At closing, the Company drew the entire amount of Term Loan A, Term Loan B and Term Loan C and approximately $14.2 million on the Revolving Credit Facility, to refinance its previous bank credit facility of approximately $27.6 million, including accrued interest, and to pay certain financing fees and expenses. In connection with the refinancing of Holdings’ previous bank credit facility, The Company wrote-off approximately $0.2 million, net of tax of approximately $0.1 million, of unamortized debt issuance costs remaining from its previous bank credit facility.

The Company incurred approximately $2.1 million in capitalizable debt issuance costs in connection with the Bank Credit Facility which are being amortized over its term.

Debt Covenants

The Company’s Bank Credit Facility, which is guaranteed by Holdings, requires the Company to maintain certain financial ratios. The Bank Credit Facility also limits the Company’s ability to incur additional indebtedness, restricting the amount of capital expenditures that may be incurred, and limiting transactions with affiliates. The Bank Credit Facility also limits the Company’s ability to engage in mergers or acquisitions, sell certain assets, pay dividends or repurchase its stock. The Bank Credit Facility is secured by a first priority security interest in substantially all of the Company’s assets. The Company’s domestic and Canadian subsidiaries are required to guarantee its obligations under the Bank Credit Facility. If the Company defaults on this debt, due to cross-default provisions in the indentures for the Discount Notes and Senior Subordinated Notes, this debt would also be in default.

Historically, the Company has not met its debt covenants and has had to amend its credit agreements or receive waivers from its lending institutions. The Company was not in compliance with the financial covenants under the Bank Credit Facility, including the Senior Debt Ratio and Fixed Charge Coverage Ratio (as defined in the Bank Credit Facility) for the first quarter ended April 26, 2003. In addition, based upon forecasted net income and cash flows, the Company determined that it would not likely be able to make the interest payment on the Senior Subordinated Notes that is due on November 1, 2003. As a result, during the first quarter, the

Company requested that the senior lenders to the Bank Credit Facility amend the financial covenants for the first quarter and every other quarter of the year ending January 31, 2004 to a level that considering the Company’s current operations and forecasts would make it probable that the Company will be in compliance with its Bank Credit Facility. On May 12, 2003, the Company and the senior lenders under the Bank Credit Facility entered into the First Amendment to Loan and Security Agreement and Limited Waiver (the “First Amendment”) to the Bank Credit Facility that allows the Company to continue to operate under the existing requirements of the Bank Credit Facility through June 25, 2003, with certain modifications relating to excess cash availability, and will allow the Company and the lenders under the Bank Credit Facility to continue to negotiate financial covenants for the year ending January 31, 2004. As required by the First Amendment, Holdings and the Company have retained a financial consultant and a financial advisor to advise Holdings and the Company with respect to improving the financial condition of Holdings and the Company. During the 45-day period of the First Amendment, the Company is required to maintain a defined level of excess cash availability. Under the terms of the First Amendment, the minimum level of excess cash availability was set at $3.0 million. On May 29, 2003 the senior lenders under the Bank Credit Facility reduced the minimum level of excess cash availability to $2.5 million. As of June 6, 2003, the Company’s cash availability was $3.9 million. As of June 10, 2003, the Company and the senior lenders have not finalized negotiations of an amendment to the Bank Credit Facility with respect to the covenants of the second, third and fourth quarter for the year ending January 31, 2004. Should the Company and its senior lenders not be able to reach an agreement on an additional amendment to the Bank Credit Facility prior to the expiration of the First Amendment or not be able to obtain an additional waiver, the Company would be in default under the Bank Credit Facility and such default would also constitute an event of default under the terms of the Senior Subordinated Notes, which would have a material adverse impact on the Company’s reported financial position and results of its operations. As a result, all of the Company’s long-term debt continue to be classified as current liabilities. The Company’s ability to continue as a going concern is largely dependent on its ability to maintain its existing financing arrangements to operate the business.

Recently Issued Accounting Standards

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. Application to pre-existing instruments should be recognized as the cumulative effect of a change in accounting principle. The Company is currently evaluating the provisions of SFAS No. 150, but does not believe that Holdings’ Series B and Series C Redeemable Preferred Stock require reclassification as a liability as the redemption provisions of these instruments is contingent upon a Change of Control or Public Offering, as defined in the indenture governing the Senior Subordinated Notes.

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

Interest Rates

At April 26, 2003, the Company had fixed-rate debt totaling $78.5 million in principal amount and having a fair value of $46.0 million. These instruments bear interest at a fixed rate and, therefore, do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease (to the holder) by approximately $4.6 million if interest rates were to increase by 10% from their levels at April 26, 2003 (i.e., an increase from the weighted average interest rate of 10.4% to a weighted average interest rate of 11.4%).

At April 26, 2003, the Company had variable-rate debt totaling $18.8 million in principal amount and having a fair value of $18.8 million. These borrowings are under the Bank Credit Facility. If interest rates were to increase by 10% from their levels at April 26, 2003, the Company would incur additional annual interest expense of approximately $0.1 million.

Foreign Exchange Rates

Information relating to the sensitivity to foreign currency exchange rate changes is omitted as foreign exchange exposure risk has not materially changed from that disclosed in the Company’s Annual Report on Form 10-K for the year ended January 25, 2003.

Item 4. Controls and Procedures.

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its disclosure committee and management, including the President (Chief Executive Officer) and the Treasurer (Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the President (Chief Executive Officer) and the Treasurer (Chief Financial Officer) concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit Index.

10.71	Letter Waiver to Loan and Security Agreement dated May 29, 2003.

99.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by CFO pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the first quarter ended April 26, 2003.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON AGE CORPORATION

	By:	/s/Bart R. Huchel

Dated: June 10, 2003		Name: Title:	Bart R. Huchel Vice President-Finance Chief Financial Officer and Treasurer (Principal financial and accounting officer)

CERTIFICATIONS

I, William J. Mills, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Iron Age Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Dated: June 10, 2003

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

Dated: June 10, 2003