Form 10-Q
period 2003-07-26
IRON AGE CORP
filed 2003-09-09
CIK 1061792

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 26, 2003
OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from: ______ to

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

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.
The following financial statements are presented herein:
Consolidated Balance Sheets as of July 26, 2003 and January 25, 2003	3
Consolidated Statements of Operations for the three months and six months ended July 26, 2003 and July 27, 2002	4
Consolidated Statements of Cash Flows for the six months ended July 26, 2003 and July 27, 2002	5
Notes to Consolidated Financial Statements	6

Iron Age Corporation

Consolidated Balance Sheets

	July 26	January 25
	2003	2003

	(unaudited)
	(Dollars in Thousands)
Assets
Current assets:
Cash and cash equivalents	$14	$323
Accounts receivable, net	13,518	13,548
Inventories (Note 2)	34,510	31,671
Prepaid expenses	2,778	3,134
Deferred income taxes	685	713

Total current assets	51,505	49,389
Note receivable from parent	1,654	1,654
Property and equipment, net	12,182	12,681
Other noncurrent assets	171	170
Intangible assets, net	13,045	13,852

Total assets	$78,557	$77,746

Liabilities and stockholder’s deficit
Current liabilities:
Long-term debt and revolving credit facilities	$101,081	$97,908
Accounts payable	4,479	3,272
Accrued expenses	6,828	5,999

Total current liabilities	112,388	107,179
Other noncurrent liabilities	316	324
Deferred income taxes	4,183	4,205

Total liabilities	116,887	111,708
Commitments and contingencies	—	—
Holdings’ Series B redeemable preferred stock	11,115	10,100
Holdings’ Series C redeemable preferred stock	9,122	8,193
Stockholder’s deficit:
Common stock, $1 par value; 1,000 shares authorized, issued and outstanding	1	1
Additional paid-in capital	44,466	44,466
Accumulated deficit	(102,798)	(96,435)
Accumulated other comprehensive loss	(236)	(287)

Total stockholder’s deficit	(58,567)	(52,255)

Total liabilities and stockholder’s deficit	$78,557	$77,746

See accompanying notes.

Iron Age Corporation

Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended
	July 26	July 27	July 26	July 27
	2003	2002	2003	2002

	(Dollars in Thousands)
Net sales	$23,733	$23,830	$51,214	$51,406
Cost of sales	12,048	11,937	25,688	25,477

Gross profit	11,685	11,893	25,526	25,929
Selling, general and administrative	11,307	10,380	22,176	20,167
Depreciation	718	643	1,417	1,279
Amortization of intangible assets	286	287	572	579

Operating (loss) income	(626)	583	1,361	3,904
Interest expense	3,143	2,184	5,676	4,330

Loss before income taxes and cumulative effect of change in accounting principle	(3,769)	(1,601)	(4,315)	(426)
Income tax expense (benefit)	105	(294)	104	106

Loss before cumulative effect of change in accounting principle	(3,874)	(1,307)	(4,419)	(532)
Cumulative effect of change in accounting principle, net of tax effect of $1,718 (Note 3)	—	—	—	(77,510)

Net loss	$(3,874)	$(1,307)	$(4,419)	$(78,042)

See accompanying notes.

Iron Age Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended	Six months ended
	July 26	July 27
	2003	2002

	(Dollars in Thousands)
Operating activities
Net loss	$(4,419)	$(78,042)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	77,510
Depreciation and amortization	2,214	2,087
Amortization of deferred financing fees included in interest	380	270
Accrual of paid-in-kind interest	121	—
Provision for losses on accounts receivable	142	193
Deferred income taxes	6	(480)
Stock-based compensation	—	132
Changes in operating assets and liabilities:
Accounts receivable	(112)	657
Inventories	(2,839)	(1,791)
Prepaid expenses	356	881
Other noncurrent assets	(31)	(150)
Accounts payable	1,207	(23)
Accrued expenses	829	(123)
Other noncurrent liabilities	(8)	(33)

Net cash (used in) provided by operating activities	(2,154)	1,088
Investing activities
Capitalization of internal use software costs	(162)	(167)
Purchases of property and equipment	(981)	(1,543)

Net cash used in investing activities	(1,143)	(1,710)
Financing activities
Borrowings under revolving credit agreement	53,756	10,500
Principal payments on debt	(51,000)	(9,953)
Payment of financing costs	(115)	(149)
Principal payments on capital leases, net	296	253

Net cash provided by financing activities	2,937	651
Effect of exchange rate changes on cash and cash equivalents	51	39

(Decrease) increase in cash and cash equivalents	(309)	68
Cash and cash equivalents at beginning of period	323	615

Cash and cash equivalents at end of period	$14	$683

Supplemental schedule of noncash investing and financing activities
Dividends and accretion on redeemable preferred stock	$1,944	$1,655
Capital lease agreements for equipment	459	400

See accompanying notes.

Iron Age Corporation

Notes to Consolidated
Financial Statements (Unaudited)

July 26, 2003
(Dollars in thousands)

1.     Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 26, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 2004. For further information, refer to Iron Age Corporation’s (“Iron Age” or the “Company”) consolidated financial statements and footnotes thereto for the fiscal year ended January 25, 2003.

Going Concern

The Company was not in compliance with the financial covenants under the Bank Credit Facility, including the Senior Debt Ratio and Fixed Charge Coverage Ratio (as defined in the Bank Credit Facility) for the first quarter ended April 26, 2003. As a result, during the first quarter, the Company requested that the senior lenders to the Bank Credit Facility (the “Lenders”) amend the financial covenants for the first quarter and every other quarter of the fiscal year ending January 31, 2004 to a level that considering the Company’s current operations and forecasts would make it probable that the Company would be in compliance with its Bank Credit Facility. On May 12, 2003, the Company and the Lenders entered into the First Amendment to Loan and Security Agreement and Limited Waiver (the “First Amendment”) to the Bank Credit Facility that allowed the Company to continue to operate under the existing requirements of the Bank Credit Facility through June 26, 2003. As required by the First Amendment, the Company retained a financial consultant and a financial advisor to advise the Company with respect to improving the financial condition of the Company and to consider alternative financing strategies. Through July 26, 2003, the Company has incurred approximately $0.6 million in consulting, accounting and legal services associated with its debt restructuring plan. On June 26, 2003, the Company and the Lenders agreed to an additional waiver allowing the Company to continue to operate under the Bank Credit Facility through October 31, 2003, subject to certain conditions. The Company incurred $0.5 million of waiver and forbearance fees that have been charged to interest expense for the second quarter ended July 26, 2003. One condition is for the Company to continue to maintain a minimum level of excess cash availability of $2.5 million, as agreed with the Lenders on May 29, 2003. As of September 5, 2003, the Company had excess cash availability of $3.9 million. During the 120 day period through October 31, 2003, the Lenders have waived all other financial covenants. Further, by August 25, 2003, the Company was required to submit binding agreements and commitments regarding a series of transactions to reduce indebtedness and improve the financial condition of the Company, including the exchange of Senior Subordinated Notes for new securities and replacing the Bank Credit Facility with new senior indebtedness. If the Company did not submit these binding agreements and commitments, or if the Lenders did not reasonably approve the terms of the transactions described above, the Company would have seven business days to provide the Lenders with a debt restructuring plan for their approval. The Company did not submit such binding agreements and commitments to the Lenders on August 25, 2003. The Company, however, timely submitted a preliminary debt restructuring plan to the Lenders for their review and approval. Further, the Company has commenced discussions with the holders of its Senior Subordinated Notes (the “Note Holders”) with respect to its debt restructuring plan. As of September 9, 2003, negotiations continue with the Lenders and the Note Holders. The Company intends to finalize a debt restructuring plan prior to October 31, 2003, to significantly reduce the amount of the Company’s long-term indebtedness. The tax implications of the debt restructuring will be dependent on several factors including the terms and consideration of the debt restructuring and the financial position of the Company after the debt restructuring. If such debt restructuring plan is not approved by the Lenders, the waiver shall expire. Should the Company not be able to fulfill the conditions of the waiver or not be able to reach an agreement on an additional amendment to the Bank Credit Facility prior to the expiration of the waiver or not be able to obtain an additional waiver, the Company would be in default under the Bank Credit Facility and such default would also constitute an event of default under the terms of the Senior Subordinated Notes, which would have a material adverse impact on the Company’s reported financial position and results of its operations. The Company’s ability to continue as a going concern is largely dependent on its ability to maintain its existing financing arrangements to operate the business.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, as discussed above, the Company was not in compliance with certain financial covenants under the Bank Credit Facility at the end of the first quarter of the year ending January 31, 2004. On June 26, 2003, the Company received a waiver of all financial covenants through October 31, 2003 from the Lenders. The Company is continuing to negotiate a debt restructuring plan with the Lenders and the Note Holders. As a result, all of the Company’s long-term debt continue to be classified as current liabilities.

If the debt restructuring plan includes a conversion of the Senior Subordinated Notes to equity, approximately $1.6 million of unamortized deferred financing costs, as of July 26, 2003, would be expensed at the conversion date.

Stock-Based Compensation

The Company accounts for its stock-based employee compensation plan using the intrinsic value method under Accounting Principles Board Opinion No. 25. Pro forma information regarding net income and earnings per share is required by SFAS No. 148, which also requires that the information be determined as if the Company has accounted for its employee stock options granted beginning in the fiscal year subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The Company’s pro forma information follows:

	Three Months Ended		Six Months Ended
	July 26,	July 27,	July 26,	July 27,
	2003	2002	2003	2002

	(Dollars in Thousands)
Net loss:
As reported	$(3,874)	$(1,307)	$(4,419)	$(78,042)
Add: Total stock-based compensation expense determined under fair value method, net of tax	(4)	(9)	(7)	(18)

Pro forma	$(3,878)	$(1,316)	$(4,426)	$(78,060)

2.     Inventories

Inventories consist of the following:

	July 26,	January 25,
	2003	2003

Finished products	$32,072	$29,625
Raw materials and work in process	2,392	1,940

	34,464	31,565
Less excess of current cost over LIFO inventory value	(46)	(106)

	$34,510	$31,671

3.     Intangible Assets

Effective January 27, 2002, the Company adopted Statement on Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the provisions of SFAS No. 142. While amortization of goodwill is no longer reflected in the Company’s financial statements, amortization related to certain of the Company’s other intangible assets will continue to be recorded.

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

Amortization for other intangible assets subject to amortization for the three month and six month periods ended July 26, 2003 and July 27, 2002, respectively, was $0.3 million and $0.6 million , respectively. Estimated amortization expense for the fiscal year ending January 31, 2004 and the succeeding five fiscal years is $1.1 million.

4.     Comprehensive Loss

	Three Months Ended		Six Months Ended
	July 26,	July 27,	July 26,	July 27,
	2003	2002	2003	2002

	(Dollars in Thousands)
Net loss	$(3,874)	$(1,307)	$(4,419)	$(78,042)
Foreign currency translation gain (loss)	9	(29)	51	48

Total comprehensive loss	$(3,865)	$(1,336)	$(4,368)	$(77,994)

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

Iron Age Corporation
Summarized Financial Information
Balance Sheets

July 26, 2003
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$(160)	$12	$162	$—	$14
Accounts receivable, net	21,032	1,639	6,275	(15,428)	13,518
Inventories	29,281	—	5,229	—	34,510
Prepaid expenses	2,590	—	774	(586)	2,778
Deferred income taxes	—	—	109	576	685

TOTAL CURRENT ASSETS	52,743	1,651	12,549	(15,438)	51,505
Note receivable from parent	1,654	—	—	—	1,654
Property and equipment, net	10,259	—	1,923	—	12,182
Other noncurrent assets	31,591	52,520	2	(83,942)	171
Intangible assets, net	12,761	—	284	—	13,045

TOTAL ASSETS	$109,008	$54,171	$14,758	$(99,380)	$78,557

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Long-term debt and revolving credit facilities	$153,593	$—	$3,112	$(55,624)	$101,081
Accounts payable	3,799	—	680	—	4,479
Accrued expenses	5,592	13,406	3,866	(16,036)	6,828

TOTAL CURRENT LIABILITIES	162,984	13,406	7,658	(71,660)	112,388
Other noncurrent liabilities	316	—	—	—	316
Deferred income taxes	2,741	—	956	486	4,183

TOTAL LIABILITIES	166,041	13,406	8,614	(71,174)	116,887
Holdings’ Series B redeemable preferred stock	—	—	—	11,115	11,115
Holdings’ Series C redeemable preferred stock	—	—	—	9,122	9,122
TOTAL STOCKHOLDER’S (DEFICIT) EQUITY	(57,033)	40,765	6,144	(48,443)	(58,567)

TOTAL LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY	$109,008	$54,171	$14,758	$(99,380)	$78,557

Iron Age Corporation
Summarized Financial Information
Statements of Operations

For the three month period ended
July 26, 2003
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net sales	$21,486	$—	$5,118	$(2,871)	$23,733
Cost of sales	10,759	—	4,160	(2,871)	12,048
Selling, general and administrative	10,310	(44)	1,041	—	11,307
Depreciation	659	—	59	—	718
Amortization of intangible assets	276	—	10	—	286

OPERATING (LOSS) INCOME	(518)	44	(152)	—	(626)
Interest expense (income)	3,887	(742)	(2)	—	3,143

(LOSS) INCOME BEFORE INCOME TAXES	(4,405)	786	(150)	—	(3,769)
Income tax (benefit) expense	(175)	268	12	—	105

NET (LOSS) INCOME	$(4,230)	$518	$(162)	$—	$(3,874)

Iron Age Corporation
Summarized Financial Information
Statements of Operations

For the six month period ended
July 26, 2003
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net sales	$46,852	$—	$10,776	$(6,414)	$51,214
Cost of sales	23,390	—	8,712	(6,414)	25,688
Selling, general and administrative	20,221	(89)	2,044	—	22,176
Depreciation	1,303	—	114	—	1,417
Amortization of intangible assets	552	—	20	—	572

OPERATING INCOME	1,386	89	(114)	—	1,361
Interest expense (income)	7,175	(1,495)	(4)	—	5,676

(LOSS) INCOME BEFORE INCOME TAXES	(5,789)	1,584	(110)	—	(4,315)
Income tax (benefit) expense	(504)	539	69	—	104

NET (LOSS) INCOME	$(5,285)	$1,045	$(179)	$—	$(4,419)

Iron Age Corporation
Summarized Financial Information
Condensed Statement of Cash Flows

For the six month period ended
July 26, 2003
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(2,253)	$(13)	$112	$—	$(2,154)
CASH FLOWS USED IN INVESTING ACTIVITIES	(1,036)	—	(107)	—	(1,143)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,895	—	42	—	2,937

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	51	—	—	—	51

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(343)	$(13)	$47	$—	$(309)

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

Iron Age Corporation
Summarized Financial Information
Statements of Operations

For the three month period ended
July 27, 2002
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net sales	$21,833	$—	$5,190	$(3,193)	$23,830
Cost of sales	10,608	—	4,522	(3,193)	11,937
Selling, general and administrative	9,550	(35)	865	—	10,380
Depreciation	586	—	57	—	643
Amortization of intangible assets	276	—	11	—	287

OPERATING INCOME (LOSS)	813	35	(265)	—	583
Interest expense (income)	2,966	(785)	3	—	2,184

(LOSS) INCOME BEFORE INCOME TAXES	(2,153)	820	(268)	—	(1,601)
Income tax (benefit) expense	(613)	279	40	—	(294)

NET (LOSS) INCOME	(1,540)	541	(308)	—	(1,307)

Iron Age Corporation
Summarized Financial Information
Statements of Operations

For the six month period ended
July 27, 2002
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net sales	$47,348	$—	$10,594	$(6,536)	$51,406
Cost of sales	22,987	—	9,026	(6,536)	25,477
Selling, general and administrative	18,465	(72)	1,774	—	20,167
Depreciation	1,165	—	114	—	1,279
Amortization of intangible assets	552	—	27	—	579

OPERATING INCOME (LOSS)	4,179	72	(347)	—	3,904
Interest expense (income)	5,892	(1,569)	7	—	4,330

(LOSS) INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(1,713)	1,641	(354)	—	(426)
Income tax (benefit) expense	(541)	558	89	—	106

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(1,172)	1,083	(443)	—	(532)
Cumulative effect of change in Accounting principle, net of tax of $1.7 million	(76,772)	—	(738)	—	(77,510)

NET (LOSS) INCOME	$(77,944)	$1,083	$(1,181)	$—	$(78,042)

Iron Age Corporation
Summarized Financial Information
Condensed Statement of Cash Flows

For the year six month period
ended July 27, 2002
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,292	$(21)	$(183)	$—	$1,088
CASH FLOWS USED IN INVESTING ACTIVITIES	(1,534)	—	(176)	—	(1,710)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	627	—	24	—	651

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	39	—	—	—	39

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$424	$(21)	$(335)	$—	$68

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussions should be read in conjunction with the accompanying Consolidated Financial Statements for the period ended July 26, 2003, and the Company’s audited consolidated financial statements and Annual Report on Form 10-K for the fiscal year ended January 25, 2003.

Results of Operations
Three Months ended July 26, 2003 compared to
Three Months ended July 27, 2002

Net Sales for the three months ended July 26, 2003 (“second quarter 2004”) were $23.7 million compared to $23.8 million for the comparable three month period ended July 27, 2002 (“second quarter 2003”), a decrease of $0.1 million, or 0.4%. The decrease in net sales was primarily attributable to (a) a decrease in the Company’s domestic retail business line (retail stores and shoemobiles) of $0.2 million, or 1.1%, related to the general condition of the economy and (b) a decrease of $0.3 million related to the impact of a large customer order that occurred in second quarter 2003 and did not reoccur in second quarter 2004. The decrease in net sales was partially offset by an increase of $0.3 million, or 23.1%, in the Company’s Canadian retail business line, from customers who purchase from the Company’s retail stores and shoemobiles, reflecting an improvement in the Canadian market for the Company’s products and an improvement in exchange rates.

Gross Profit was $11.7 million for second quarter 2004 and $11.9 million for second quarter 2003, a decrease of $0.2 million, or 1.7%. The decrease in gross profit was primarily related to decreased net sales as discussed above and to general changes in product mix and the impact of competitive pricing strategies. As a percentage of net sales, gross profit for second quarter 2004 decreased to 49.2%, from 49.7% for second quarter 2003.

Selling, General and Administrative Expenses were $11.3 million for second quarter 2004 and $10.4 million for second quarter 2003, an increase of $0.9 million, or 8.7%. The increase in selling, general and administrative expenses was primarily related to the effect of increases in professional fees relating to legal, accounting and consulting services, including $0.6 million associated with the Company’s debt restructuring plan, and employee related cost increases, including salaries and wages.

Operating Loss for second quarter 2004 was $0.6 million compared to operating income of $0.6 million for second quarter 2003. The decrease in operating income was primarily related to the increase in selling, general and administrative expenses.

Interest Expense for second quarter 2004 was $3.1 million compared to $2.2 million for second quarter 2003, an increase of $0.9 million, or 40.9%. Interest expense for second quarter 2004 primarily increased due to approximately $0.5 million of waiver and forbearance fees charged by the senior lenders under the Bank Credit Facility. Interest expense for second quarter 2004 also increased due to increased borrowings and to the effect of higher interest rates, including default interest of approximately $0.1 million related to the June 26, 2003 Letter Waiver to the Loan and Security Agreement associated with the Bank Credit Facility. The default interest rate of an additional 3.0% will apply to all borrowings and letters of credit under the Bank Credit Facility through October 31, 2003.

Income Tax Expense for second quarter 2004 was $0.1 million compared to an income tax benefit of $0.3 million for second quarter 2003.

At July 26, 2003, the Company had available foreign, state and federal net operating loss carryforwards of approximately $1.2 million, $20.7 million and $5.6 million, respectively, which expire in various years through 2023.

Six Months ended July 26, 2003 compared to
Six Months ended July 27, 2002

Net Sales for the six months ended July 26, 2003 (“first half 2004”) were $51.2 million compared to $51.4 million for the comparable six month period ended July 27, 2002 (“first half 2003”), a decrease of $0.2 million, or 0.4%. The decrease in net sales was primarily attributable to the continued softness in the general economic environment, including increased unemployment in the manufacturing sector. The decrease in net sales is specifically related to (a) a decrease of $0.4 million, or 5.8%, in the Company’s industrial direct mail order business line, (b) a decrease in the Company’s consumer direct mail order business line of $0.2 million, or 8.0% and (c) a decrease in the Company’s domestic retail business line (retail stores and shoemobiles) of $0.2 million, or 0.4%. The decrease in net sales was partially offset by an increase of $0.6 million, or 20.7%, in the Company’s international retail business line, primarily Canada, from customers who purchase from the Company’s retail stores and shoemobiles, reflecting an improvement in the Canadian market for the Company’s products and an improvement in exchange rates.

Gross Profit was $25.5 million for first half 2004 and $25.9 million for first half 2003, a decrease of $0.4 million, or 1.5%. The decrease in gross profit was related to decreased net sales as discussed above and to general changes in product mix and the impact of competitive pricing strategies. As a percentage of net sales, gross profit for first half 2004 was 49.8%, a decrease of 0.6% from first half 2003.

Selling, General and Administrative Expenses was $22.2 million for first half 2004 and $20.2 million for first half 2003, an increase of $2.0 million, or 9.9%. The increase in selling, general and administrative expenses was primarily related to the effect of employee related cost increases, including salaries and wages, increases in insurance costs related to more expensive insurance markets, increases in operating costs related to the shoemobiles, including fuel increases, and increases in professional fees relating to legal, accounting and consulting services, including $0.6 million associated with the Company’s debt restructuring plan.

Operating Income for first half 2004 was $1.4 million, or 2.7% of net sales, compared to $3.9 million, or 7.6% of net sales, for first half 2003. The decrease in operating income was primarily related to the increase in selling, general and administrative expenses as discussed above.

Interest Expense for first half 2004 was $5.7 million compared to $4.3 million for first half 2003, an increase of $1.4 million, or 32.6%. Interest expense for second quarter 2004 increased due to approximately $0.5 million of waiver and forbearance fees charged by the senior lenders under the Bank Credit Facility. Interest expense for first half 2004 also increased due to increased borrowings and to the effect of higher interest rates, including default interest of approximately $0.1 million related to the June 26, 2003 Letter Waiver to Loan and Security Agreement associated with the Bank Credit Facility. The default interest rate of an additional 3.0% will apply to all borrowings and letters of credit under the Bank Credit Facility through October 31, 2003.

Income Tax Expense for first half 2004 and first half 2003 was $0.1 million.

At July 26, 2003, the Company had available foreign, state and federal net operating loss carryforwards of approximately $1.2 million, $20.7 million and $5.6 million, respectively, which expire in various years through 2023.

Cumulative Effect of Change in Accounting Principle was $77.5 million, net of tax of $1.7 million, for first half 2003. On January 27, 2002, the Company adopted SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. In connection with the adoption of SFAS No. 142, the Company tested its goodwill for impairment, which required an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. Management, using an independent valuation firm, determined that all of the Company’s goodwill was impaired at January 27, 2002. The Company recorded the goodwill impairment charge as a cumulative effect of change in accounting for goodwill.

Liquidity and Capital Resources

Contractual Obligations and Commercial Commitments

	Payments Due by Period
	(Thousands of Dollars)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Contractual Obligations:
Long-Term Debt	$99,768	$99,768	$—	$—	$—
Capital Lease Obligations	1,313	1,313	—	—	—
Operating Leases	5,379	2,442	2,702	235	—
Unconditional Purchase Obligations	10,755	10,755	—	—	—
Other Long-Term Obligations	—	—	—	—	—
Total Contractual Cash Obligations	$117,215	$114,278	$2,702	$235	$—

	Amount of Commitment Expiration Per Period
	(Thousands of Dollars)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Other Commercial Commitments:
Lines of Credit	$2,000	$2,000	$—	$—	$—
Guarantees	—	—	—	—	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	—	—	—	—	—
Total Commercial Commitments	$2,000	$2,000	$—	$—	$—

Sources and Uses of Cash

The Company’s primary cash needs are working capital, capital expenditures and debt service. The Company has financed cash requirements primarily through internally generated cash flow and funds borrowed under credit facilities.

Net cash used in operating activities was $2.2 million for first half 2004, an decrease of $3.2 million as compared to net cash provided by operating activities of $1.1 million for first half 2003. The decrease in cash provided by operating activities in first half 2004 from first half 2003 is primarily the result of the general decline in the Company’s results of operations, increased interest expense and an increase in inventory. Inventory levels for first half 2004, reflect the timing of inventory received and the introduction of several new styles to meet planned customer demands.

The Company’s investing activities for first half 2004 consisted of capital expenditures of approximately $1.0 million for improvements in retail stores, shoemobiles and equipment and approximately $0.1 million for the acquisition of software for internal use. The Company’s investing activities for first half 2003 consisted of capital expenditures of approximately $1.5 million for improvements in retail stores, shoemobiles and equipment and approximately $0.2 million for the acquisition of software for internal use.

The Company’s financing activities for first half 2004, primarily under the Bank Credit Facility, were net borrowings of $2.9 million. Financing activities for first half 2004 included the scheduled principal payments of approximately $0.5 million on Term Loan A and Term Loan B. The Company’s financing activities for first half 2003, primarily under the previous bank credit facility, were net borrowings of $0.6 million. Financing activities for first half 2003 included the scheduled principal payments of approximately $3.1 million on a term loan under the previous bank credit facility.

The Company’s total working capital as of July 26, 2003 was a deficit of $60.9 million. At January 25, 2003, working capital was a deficit of $57.8 million. The deficit was related to the reclassification of all of the Company’s long-term debt as current liabilities.

Cash flow from operations for first half 2004 was sufficient to cover debt service requirements under the Bank Credit Facility. The Company’s ability to make scheduled payments of principal, or to pay the interest or premium (if any) on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings by the Company under the Bank Credit Facility, will not be adequate to meet the Company’s anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on its indebtedness through fiscal 2004. The Company has commenced discussions with the senior lenders under the Bank Credit Facility and the holders of its Senior Subordinated Notes with respect to its debt restructuring plan. As of September 9, 2003, negotiations have not been completed. The Company intends to finalize a restructuring plan prior to October 31, 2003, which would significantly reduce the amount of the Company’s long-term indebtedness. As a result, there can be no assurance that the Company’s business will generate sufficient cash flow from operations or that future borrowing will be available under the Bank Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Senior Subordinated Notes, or to make capital expenditures.

Long-term debt

As of July 26, 2003, the Company’s debt consists of its 9 7/8% Senior Subordinated Notes due 2008 (the “Senior Subordinated Notes”), a $50.0 million Loan and Security Agreement (the “Bank Credit Facility”) and certain other debt.

On September 23, 2002, Holdings, the Company and Falcon, entered into the Bank Credit Facility with a financial institution and another lender. The Bank Credit Facility consists of a $38.0 revolving credit facility (the “Revolving Credit Facility”), including a $2.0 million letter of credit subfacility, and two term loans: Term Loan A of up to an aggregate of $1.0 million and Term Loan B of up to an aggregate of $3.0 million. In addition, the Bank Credit Facility includes a third term loan, Term Loan C, of up to an aggregate of $12.0 million. Availability under the Bank Credit Facility is governed by a borrowing base determined by advance rates against the inventory and accounts receivable of the Company and Falcon.

The Revolving Credit Facility and the Term Loan C are due in full on September 23, 2007. The outstanding balances of the Term Loan A and the Term Loan B are due in installments through September 23, 2007. Term Loan A, Term Loan B and the Revolving Credit Facility bear interest at either the prime rate or LIBOR, at the option of Holdings, plus an applicable margin. As of July 26, 2003, outstanding borrowings on the Revolving Credit Facility at prime rate plus a margin of 4.50% and LIBOR plus a margin of 6.75% are approximately $1.8 million and $17.5 million, respectively. As of July 26, 2003, borrowings of approximately $0.8 million for Term Loan A are at prime rate plus a margin of 4.50%. As of July 26, 2003, borrowings on Term Loan B at prime rate plus a margin of 6.25% and LIBOR plus a margin of 8.50% are approximately $0.4 million and $2.0 million, respectively. The interest rate for Term Loan C is 16.25%, including 5.00% paid-in-kind. As of July 26, 2003, outstanding borrowings For Term Loan C, including paid-in-kind interest, approximate $12.2 million. The Company pays a 0.375% commitment fee on the undrawn amounts of the Revolving Credit Facility. The Company pays a 5.00% letter of credit fee on any outstanding Letters of Credit. All margins on outstanding borrowings and letters of credit reflect the default rate of interest of an additional 3.0%

At closing, the Company drew the entire amount of Term Loan A, Term Loan B and Term Loan C and approximately $14.2 million on the Revolving Credit Facility, to refinance its previous bank credit facility of approximately $27.6 million, including accrued interest, and to pay certain financing fees and expenses. In connection with the refinancing of Holdings’ previous bank credit facility, The

Company wrote-off approximately $0.2 million, net of tax of approximately $0.1 million, of unamortized debt issuance costs remaining from its previous bank credit facility.

The Company incurred approximately $2.2 million in capitalizable debt issuance costs in connection with the Bank Credit Facility which are being amortized over its term.

The Company had borrowing availability of approximately $2.7 million under the Revolving Credit Facility as of July 26, 2003.

The Company’s other debt of $1.3 million consists of capital leases.

The Senior Subordinated Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by each Domestic Restricted Subsidiary that is a Material Subsidiary (as such terms are defined in the indenture for the Senior Subordinated Notes (the “Senior Subordinated Notes Indenture”)) (whether currently existing, newly acquired or created). Each such subsidiary guaranty (a “Subsidiary Guaranty”) will provide that the subsidiary guarantor, as primary obligor and not merely as surety, will irrevocably and unconditionally guarantee on an unsecured, senior subordinated basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of the Company under the Senior Subordinated Notes Indenture and the Senior Subordinated Notes, whether for payment of principal or of interest on the Senior Subordinated Notes, expenses, indemnification or otherwise. As of January 25, 2003, Iron Age Investment Company, one of the Company’s Domestic Restricted Subsidiaries became a Material Subsidiary, and therefore was required to provide a Subsidiary Guaranty with respect to the Senior Subordinated Notes. As of July 26, 2003, none of Iron Age’s other Domestic Restricted Subsidiaries became a Material Subsidiary and were not required to provide a Subsidiary Guaranty with respect to the Senior Subordinated Notes.

Debt Covenants

The Company’s Bank Credit Facility, which is guaranteed by Holdings, requires the Company to maintain certain financial ratios. The Bank Credit Facility also limits the Company’s ability to incur additional indebtedness, restricting the amount of capital expenditures that may be incurred, and limiting transactions with affiliates. The Bank Credit Facility also limits the Company’s ability to engage in mergers or acquisitions, sell certain assets, pay dividends or repurchase its stock. The Bank Credit Facility is secured by a first priority security interest in substantially all of the Company’s assets. The Company’s domestic and Canadian subsidiaries are required to guarantee its obligations under the Bank Credit Facility. If the Company defaults on this debt, due to cross-default provisions in the indenture for the Senior Subordinated Notes, this debt would also be in default.

Historically, the Company has not met its debt covenants and has had to amend its credit agreements or receive waivers from its lending institutions. The Company was not in compliance with the financial covenants under the Bank Credit Facility, including the Senior Debt Ratio and Fixed Charge Coverage Ratio (as defined in the Bank Credit Facility) for the first quarter ended April 26, 2003. In addition, based upon forecasted net income and cash flows, the Company determined that it would not likely be able to make the interest payment on the Senior

Subordinated Notes that is due on November 1, 2003. As a result, during the first quarter, the Company requested that the senior lenders to the Bank Credit Facility (the “Lenders”) amend the financial covenants for the first quarter and every other quarter of the year ending January 31, 2004 to a level that considering the Company’s current operations and forecasts would make it probable that the Company would be in compliance with its Bank Credit Facility. On May 12, 2003, the Company and the Lenders entered into the First Amendment to Loan and Security Agreement and Limited Waiver (the “First Amendment”) to the Bank Credit Facility that allowed the Company to continue to operate under the existing requirements of the Bank Credit Facility through June 26, 2003. As required by the First Amendment, the Company retained a financial consultant and a financial advisor to advise the Company with respect to improving the financial condition of the Company and to consider alternative financing strategies. On June 26, 2003, the Company and the Lenders agreed to an additional waiver allowing the Company to continue to operate under the Bank Credit Facility through October 31, 2003, subject to certain conditions. One condition is for the Company to continue to maintain a minimum level of excess cash availability of $2.5 million, as agreed with the Lenders on May 29, 2003. As of September 5, 2003, the Company had excess cash availability of $3.9 million. During the 120 day period through October 31, 2003, the Lenders have waived all other financial covenants. Further, by August 25, 2003, the Company was required to submit binding agreements and commitments regarding a series of transactions to reduce indebtedness and improve the financial condition of the Company, including the exchange of Senior Subordinated Notes for new securities and replacing the Bank Credit Facility with new senior indebtedness. If the Company did not submit these binding agreements and commitments, or if the Lenders did not reasonably approve the terms of the transactions described above, the Company would have seven business days to provide the Lenders with a debt restructuring plan for their approval. The Company did not submit such binding agreements and commitments to the Lenders on August 25, 2003. The Company, however, timely submitted a preliminary debt restructuring plan to the Lenders for their review and approval. Further, the Company has commenced discussions with the holders of its Senior Subordinated Notes (the “Note Holders”) with respect to its debt restructuring plan. Through July 26, 2003, the Company has incurred approximately $0.6 million in consulting, accounting and legal services associated with its debt restructuring plan. As of September 9, 2003, negotiations continue with the Lenders and the Note Holders. The Company intends to finalize a debt restructuring plan prior to October 31, 2003, to significantly reduce the amount of the Company’s long-term indebtedness. The tax implications of the debt restructuring will be dependent on several factors including the terms and consideration of the debt restructuring and the financial position of the Company after the debt restructuring. If such debt restructuring plan is not approved by the Lenders, the waiver shall expire. Should the Company not be able to fulfill the conditions of the waiver or not be able to reach an agreement on an additional amendment to the Bank Credit Facility prior to the expiration of the waiver or not be able to obtain an additional waiver, the Company would be in default under the Bank Credit Facility and such default would also constitute an event of default under the terms of the Senior Subordinated Notes, which would have a material adverse impact on the Company’s reported financial position and results of its operations. As a result, all of the Company’s long-term debt continue to be classified as current liabilities. The Company’s ability to continue as a going concern is largely dependent on its ability to maintain its existing financing arrangements to operate the business.

Recently Issued Accounting Standards

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. Application to pre-existing instruments should be recognized as the cumulative effect of a change in accounting principle. The Company evaluated the provisions of SFAS No. 150, and concluded that Holdings’ Series B and Series C Redeemable Preferred Stock does not require reclassification as a liability as the redemption provisions of these instruments is contingent upon a Change of Control or Public Offering, as defined in the indenture governing the Senior Subordinated Notes.

Inflation and Changing Prices

The Company’s sales and costs are subject to inflation and price fluctuations. However, they historically have not, and in the future are not expected to have, a material adverse effect on the Company’s results of operations.

Forward Looking Statements

When used in this quarterly report, the words “believes”, “anticipates”, “expects”, “intends”, and similar expressions are used to identify forward looking statements. Such statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. The Company wishes to caution readers that the following important factors and others in some cases have affected and in the future could affect the Company’s actual results and could cause the Company’s actual results to differ materially from those expressed in any forward statements made by the Company: (i) economic conditions in the safety shoe market, (ii) availability and terms of credit and debt arrangements, (iii) increase in interest rates, (iv) cost of raw materials, (v) inability to maintain state-of-the-art manufacturing facilities, (vi) heightened competition, including intensification of price and service competition, the entry of new competitors and the introduction of new products by existing competitors, (vii) inability to capitalize on opportunities presented by industry consolidation, (viii) loss or retirement of key executives, (ix) loss or disruption of the Company’s relationships with its major suppliers, including the Company’s largest supplier in China and (x) inability to grow by acquisition of additional safety shoe distributors or to effectively consolidate operations of businesses acquired.

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

Interest Rates

At July 26, 2003, the Company had fixed-rate debt totaling $78.5 million in principal amount and having a fair value of $46.0 million. These instruments bear interest at a fixed rate and, therefore, do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease (to the holder) by approximately $4.6 million if interest rates were to increase by 10% from their levels at July 26, 2003 (i.e., an increase from the weighted average interest rate of 10.9% to a weighted average interest rate of 11.9%).

At July 26, 2003, the Company had variable-rate debt totaling $22.6 million in principal amount and having a fair value of $22.6 million. These borrowings are under the Bank Credit Facility. If interest rates were to increase by 10% from their levels at July 26, 2003, the Company would incur additional annual interest expense of approximately $0.2 million.

Foreign Exchange Rates

Information relating to the sensitivity to foreign currency exchange rate changes is omitted as foreign exchange exposure risk has not materially changed from that disclosed in the Company’s Annual Report on Form 10-K for the year ended January 25, 2003.

Item 4. Controls and Procedures.

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its disclosure committee and management, including the President (Chief Executive Officer) and the Treasurer (Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the President (Chief Executive Officer) and the Treasurer (Chief Financial Officer) concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit Index.

10.72	Letter Waiver to Loan and Security Agreement dated June 26, 2003.

31.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

     A report on Form 8-K was filed on June 27, 2003 to disclose a new waiver under the Company’s existing Loan and Security Agreement, as discussed elsewhere on this quarterly report on Form 10-Q.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON AGE CORPORATION

	By:	/s/Bart R. Huchel

Name: Bart R. Huchel
Title: Vice President-Finance
Chief Financial Officer and
Dated: September 9, 2003		Treasurer
(Principal financial and
accounting officer)